Form 10-Q
period 1996-06-30
AMERICAN INCOME FUND I-D
filed 1996-08-14
CIK 868680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              --------------------------------------------------

                                  OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

                              ---------------------

For Quarter Ended June 30, 1996                     Commission File No. 0-20030


         American Income Fund I-D, a Massachusetts Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                             04-3122696
- ----------------------------                             ----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                            Identification No.)


98 North Washington Street, Boston, MA                    02114
- ----------------------------------------                 ----------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                             ---------    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes        No
                                                      -------   ------

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX




                                                                    Page
                                                                    ----

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

   Statement of Financial Position
    at June 30, 1996 and December 31, 1995                             3

   Statement of Operations
    for the three and six months ended June 30, 1996 and 1995          4

   Statement of Cash Flows
    for the six months ended June 30, 1996 and 1995                    5

   Notes to the Financial Statements                                 6-9

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10-14


PART II.  OTHER INFORMATION:

 Items 1 - 6                                                          15


                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                            June 30,    December 31,
                                              1996          1995
                                          ------------  ------------
ASSETS
- ------

Cash and cash equivalents                  $   611,310    $   407,253
Contractual right for equipment                     --      1,882,960
Rents receivable                               985,435        792,169
Accounts receivable - affiliate                 56,194        226,659
Note receivable - affiliate                    209,910        209,910
Equipment at cost, net of accumulated
 depreciation of $14,324,666 and
 $13,131,217 at June 30, 1996
   and December 31, 1995, respectively      16,843,366     11,455,410

Organization costs, net of accumulated
 amortization of $4,833 and $4,333 at
 June 30, 1996 and December 31, 1995,
 respectively                                      167            667
                                           -----------    -----------

   Total assets                            $18,706,382    $14,975,028
                                           ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $ 9,290,503    $ 5,303,736
Accrued interest                               114,885         57,938
Accrued liabilities                            111,901        108,385
Accrued liabilities - affiliate                 14,464         21,994
Deferred rental income                         142,584         66,364
Cash distributions payable to partners         218,295        272,869
                                           -----------    -----------

   Total liabilities                         9,892,632      5,831,286
                                           -----------    -----------
Partners' capital (deficit):
   General Partner                            (477,118)      (460,618)
   Limited Partnership Interests
   (829,521.3 Units; initial purchase
    price of $25 each)                       9,290,868      9,604,360
                                           -----------    -----------

   Total partners' capital                   8,813,750      9,143,742
                                           -----------    -----------

   Total liabilities and partners'
    capital                                $18,706,382    $14,975,028
                                           ===========    ===========


                    The accompanying notes are an integral
                      part of these financial statments.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)





                                                Three Months                    Six Months
                                                Ended June 30,                Ended June 30,
                                            1996            1995           1996          1995
                                       --------------  ---------------  -----------  ------------

Income:

   Lease revenue                           $1,251,068      $1,316,937    $2,416,643   $2,692,943

   Interest income                              9,101           8,987        70,799       13,131

   Interest income - affiliate                  4,605           7,160         9,210       17,023

   Gain (loss) on sale of equipment           106,407         (83,798)      106,407     (104,934)
                                           ----------      ----------    ----------   ----------

         Total income                       1,371,181       1,249,286     2,603,059    2,618,163
                                           ----------      ----------    ----------   ----------

Expenses:

   Depreciation and amortization            1,017,102       1,015,914     2,017,681    2,131,192

   Interest expense                           195,308          96,154       305,563      207,357

   Equipment management fees
   - affiliate                                 36,405          37,932        68,856       79,972

   Operating expenses - affiliate              72,908          34,704       104,361       74,300
                                           ----------      ----------    ----------   ----------

         Total expenses                     1,321,723       1,184,704     2,496,461    2,492,821
                                           ----------      ----------    ----------   ----------

Net income                                 $   49,458      $   64,582    $  106,598   $  125,342
                                           ==========      ==========    ==========   ==========
Net income
   per limited partnership unit            $     0.06      $     0.07    $     0.12   $     0.14
                                           ==========      ==========    ==========   ==========
Cash distributions declared
   per limited partnership unit            $     0.25      $     0.31    $     0.50   $     0.63
                                           ==========      ==========    ==========   ==========


                    The accompanying notes are an integral
                      part of these financial statments.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)




                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income                                $   106,598   $   125,342
Adjustments to reconcile net income to
   net cash from operating activities:
   Depreciation and amortization            2,017,681     2,131,192
       (Gain) loss on sale of equipment      (106,407)      104,934
Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                      (193,266)      156,087
       accounts receivable - affiliate        170,465        75,729
       note receivable - affiliate                 --       118,787
   Increase (decrease) in:
       accrued interest                        56,947       (31,730)
       accrued liabilities                      3,516        10,516
       accrued liabilities - affiliate         (7,530)           --
       deferred rental income                  76,220          (409)
                                          -----------   -----------

   Net cash from operating activities       2,124,224     2,690,448
                                          -----------   -----------

Cash flows from (used in) investing
 activities:
   Purchase of equipment                      (63,243)      (43,831)
   Proceeds from equipment sales              236,800       114,125
                                          -----------   -----------

   Net cash from investing activities         173,557        70,294
                                          -----------   -----------

Cash flows used in financing activities:
   Principal payments - notes payable      (1,602,560)   (1,932,453)
   Distributions paid                        (491,164)     (545,738)
                                          -----------   -----------

   Net cash used in financing activities   (2,093,724)   (2,478,191)
                                          -----------   -----------

Net increase in cash and cash
 equivalents                                  204,057       282,551

Cash and cash equivalents at beginning
 of period                                    407,253       288,658
                                          -----------     ---------

Cash and cash equivalents at end of
 period                                   $   611,310   $   571,209
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $   248,616   $   239,087
                                          ===========   ===========

Supplemental disclosure of non-cashinvesting and financing activities:
 See Notes 4 and 5 to the financial statements.



                    The accompanying notes are an integral
                      part of these financial statments.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                 June 30, 1996

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $12,260,901 are due as follows:


For the year ending June 30, 1997      $ 3,946,399
                             1998        2,961,205
                             1999        1,852,886
                             2000        1,141,065
                             2001          844,913
                       Thereafter        1,514,433
                                       -----------

                            Total      $12,260,901
                                       ===========

  In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 4 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 17.39% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the "Southwest Aircraft"). The Partnership will receive approximately $501,000 of rental revenue in each of the years in the period ending June 30, 1999, and $292,000 in the year ending June 30, 2000, pursuant to the Southwest Aircraft lease agreement.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of a 14.39% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft") and a 25.82% ownership interest in a McDonnell-Douglas MD-87 aircraft leased by Reno Air, Inc. (the "Reno Aircraft"). The Partnership will receive approximately $620,000 of rental revenue in each of the years in the period ending June 30, 1998 and approximately $458,000 in the year ending June 30, 1999, pursuant to the Finnair Aircraft lease agreement. With respect to the Reno Aircraft lease agreement, the Partnership will receive approximately $462,000 of rental revenue in each of the years in the period ending June 30, 2002 and approximately $231,000 in the year ending June 30, 2003. Pursuant to the Reno Aircraft lease agreement, rents are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents reported above reflect the most recent LIBOR-effected rental payment.


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                               Lease Term       Equipment
    Equipment Type                                              (Months)         at Cost
- -----------------------------                               ----------------  -------------
Aircraft                                                                 60   $ 10,081,685
Materials handling                                                     2-60      5,324,880
Vessels                                                                  72      5,091,464
Construction & mining                                                 11-72      4,893,321
Trailers/intermodal containers                                        36-99      3,281,244
Furniture & fixtures                                                  60-90      1,507,620
Computers & peripherals                                               18-60        366,040
Retail store fixtures                                                    48        316,563
Photocopying                                                          12-48        138,082
Communications                                                        36-63         95,022
Tractors & heavy duty trucks                                          60-78         62,319
Research & test                                                          24          9,792
                                                                               -----------
                                                       Total equipment cost     31,168,032

                                                   Accumulated depreciation    (14,324,666)
                                                                              ------------

                                 Equipment, net of accumulated depreciation   $ 16,843,366
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

  During the three months ended March 31, 1996, the Partnership transferred its ownership interest in trailers, previously leased to The Atchison Topeka and Santa Fe Railroad to a third party for cash consideration of $35,000. The trailers had a net book value of $29,442 at the date of transfer resulting in a net gain, for financial statement purposes, of $5,558. The gain was deferred in anticipation of completing a like-kind exchange during the three months ended June 30, 1996. The Partnership intended to replace these trailers with comparable trailers and lease such equipment to a new lessee. The Partnership had accounted for this transaction as a like-kind exchange for income tax reporting purposes. Accordingly, the net cash consideration of $35,000 was deposited in a special-purpose escrow account through a third-party Exchange Agent pending completion of the equipment exchange. During the three months ended June 30, 1996, the Partnership elected not to replace the trailers and, accordingly, the deferred gain of $5,558 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended June 30, 1996. In addition, the cash consideration of $35,000, which was reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996, was recognized as proceeds from equipment sales.

  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $17,831,788, representing approximately 57% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $1,524,000 and $244,000, respectively, at June 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1996 and 1995 which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                     1996       1995
                                   ---------  ---------

Equipment management fees           $ 68,856   $ 79,972
Administrative charges                10,500     10,500
Reimbursable operating expenses
 due to third parties                 93,861     63,800
                                    --------   --------

               Total                $173,217   $154,272
                                    ========   ========

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

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $56,194 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at June 30, 1996 consisted of installment notes of $9,290,503 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 5.88% and 10.65%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.5% at June 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft. The carrying amount of notes payable approximates fair value at June 30, 1996.

  The annual maturities of the installment notes payable are as follows:

  For the year ending June 30, 1997       $2,263,577
                               1998        1,404,629
                               1999        2,593,604
                               2000          718,674
                               2001          516,920
                         Thereafter        1,793,099
                                         -----------

                              Total       $9,290,503
                                         ===========


                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.   Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
          Results of Operations.
          ----------------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

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


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $1,251,068 and $2,416,643, respectively, compared to $1,316,937 and $2,692,943 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 reflects the effects of primary lease term expirations and a temporary decline in aircraft lease revenues associated with the Partnership's aircraft exchange (discussed below) which was concluded late in the first quarter of 1996. As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $257,420, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.), having aggregate quarterly lease revenues of $395,689. The Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the six month period ended June 30, 1996 reflects only a portion of the rents ultimately anticipated from the like-kind exchange.

  The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  For the three and six months ended June 30, 1996, the Partnership earned interest income of $9,101 and $70,799, respectively, compared to $8,987 and $13,131 for the same periods in 1995. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The increase in interest income in 1996 compared to 1995 is a result of interest of $54,300 earned on cash held in a special-purpose escrow in connection with the like-kind exchange transactions, discussed below. During the three and six months ended June 30, 1996, the Partnership also earned interest income of $4,605 and $9,210, respectively, on a note receivable from AFG resulting from the settlement with ICCU Containers, S.p.A. (See Note 5 to the financial statements) compared to $7,160 and $17,023 for the same periods in 1995. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


  For each of the three and six months ended June 30, 1996, the Partnership sold equipment having a net book value of $100,951 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $100,849 compared to a net loss of $83,798 and $104,934 on equipment having a net book value of $181,448 and $219,059, respectively, for the same periods in 1995.

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

  During the three months ended March 31, 1996, the Partnership transferred its ownership interest in trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes. A gain of $5,558, was deferred in anticipation of completing the exchange during the three months ended June 30, 1996. During the three months ended June 30, 1996, the Partnership elected not to replace the trailers and, accordingly, the deferred gain of $5,558 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended June 30, 1996. In addition, the cash consideration of $35,000, which was reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996, was recognized as proceeds from equipment sales. See Note 4 to the financial statements for additional discussion of this transaction.

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

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

  The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of future gains or losses reported in the financial statements may not be indicative of the total residual value the Partnership achieved from leasing the equipment.

  Depreciation and amortization expense for the three and six months ended June 30, 1996 was $1,017,102 and $2,017,681, respectively, compared to $1,015,914 and
$2,131,192 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $195,308 and $305,563 or 15.6% and 12.6% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $96,154 and $207,357 or 7.3% and 7.7% of lease revenue for the same periods in 1995. The increase in interest expense in 1996 compared to 1995 was due primarily to interest incurred in connection with the leveraging obtained to finance the like-kind exchange transactions, discussed above. In the future, interest expense is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 2.9% and 2.8% of lease revenue during the three and six months ended June 30, 1996, respectively, compared to 2.9% and 3% of lease revenue during the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 5.8% and 4.3% of lease revenue during the three and six months ended June 30, 1996, respectively, compared to 2.6% and 2.8% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 is due principally to costs incurred in connection with the like-kind exchange transactions, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,124,224 and $2,690,448 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership expended $63,243 in connection with the like-kind exchange transactions referred to above. During the same period in 1995, the Partnership expended $43,831 to upgrade certain equipment. For the six months ended June 30, 1996, the Partnership realized $236,800 in equipment sale proceeds compared to $114,125 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft.

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $436,590. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $414,760, and the General Partner was allocated 5%, or $21,830. The second quarter 1996 cash distribution was paid on July 15, 1996.

  Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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



         AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ---------------------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  August 14, 1996
                         -------------------------------------------------------



                  By:  /s/  Gary M. Romano
                       ---------------------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  August 14, 1996
                         -------------------------------------------------------