Form 10-Q
period 1996-09-30
AMERICAN INCOME FUND I-D
filed 1996-11-12
CIK 868680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

For Quarter Ended September 30, 1996                 Commission File No. 0-20030


         American Income Fund I-D, a Massachusetts Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                            04-3122696
-------------------------------------------------        -----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

98 North Washington Street, Boston, MA                   02114
--------------------------------------------------       -----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                   -----------------------------


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X  No
                                               ------  ------

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
     Yes     No
        -----  -----

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX



                                                                        Page
                                                                       --------

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                          3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995      4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995                5

     Notes to the Financial Statements                                    6-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10-14


PART II. OTHER INFORMATION:

  Items 1 - 6                                                              15

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)



                                          September 30,  December 31,
                                              1996           1995
                                          -------------  ------------
ASSETS
------

Cash and cash equivalents                   $   838,936   $   407,253

Contractual right for equipment                      --     1,882,960

Rents receivable                                722,506       792,169

Accounts receivable - affiliate                 189,399       226,659

Note receivable - affiliate                     209,910       209,910

Equipment at cost, net of accumulated
  depreciation of $14,061,613 and
  $13,131,217 at September 30, 1996
  and December 31, 1995, respectively        15,824,605    11,455,410

Organization costs, net of accumulated
  amortization of $5,000 and $4,333 at
  September 30, 1996 and December 31,
  1995, respectively                                 --           667
                                            -----------   -----------

        Total assets                        $17,785,356   $14,975,028
                                            ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                               $ 8,411,749   $ 5,303,736
Accrued interest                                 51,042        57,938
Accrued liabilities                              21,250       108,385
Accrued liabilities - affiliate                  17,833        21,994
Deferred rental income                          111,528        66,364
Cash distributions payable to partners          218,295       272,869
                                            -----------   -----------

        Total liabilities                     8,831,697     5,831,286
                                            -----------   -----------
Partners' capital (deficit):
   General Partner                            (470,122)      (460,618)
   Limited Partnership Interests
   (829,521.3 Units; initial purchase
   price of $25 each)                         9,423,781     9,604,360
                                            -----------   -----------

        Total partners' capital               8,953,659     9,143,742
                                            -----------   -----------

        Total liabilities and partners'
         capital                            $17,785,356   $14,975,028
                                            ===========   ===========


                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                           Three Months                Nine Months
                                        Ended September 30,         Ended September 30,
                                         1996          1995          1996          1995
                                         ----          ----          ----          ----
Income:

   Lease revenue                           $1,341,736   $ 1,291,854    $3,758,379  $ 3,984,797

   Interest income                              8,955         7,873        79,754       21,004

   Interest income - affiliate                  4,650         4,114        13,860       21,137

   Gain (loss) on sale of equipment           148,743        (2,970)      255,150     (107,904)

   Loss on exchange of equipment                   --    (1,142,996)           --   (1,142,996)
                                           ----------   -----------    ----------  -----------

          Total income                      1,504,084       157,875     4,107,143    2,776,038
                                           ----------   -----------    ----------  -----------

Expenses:

   Depreciation and amortization              902,043     1,023,465     2,919,724    3,154,657

   Interest expense                           146,713       115,944       452,276      323,301

   Equipment management fees
       - affiliate                             42,483        36,885       111,339      116,857

   Operating expenses - affiliate              54,641        27,459       159,002      101,759
                                           ----------   -----------    ----------  -----------

          Total expenses                    1,145,880     1,203,753     3,642,341    3,696,574
                                           ----------   -----------    ----------  -----------

Net income (loss)                          $  358,204   $(1,045,878)   $  464,802  $  (920,536)
                                           ==========   ===========    ==========  ===========

Net income (loss)
    per limited partnership unit           $     0.41   $     (1.20)   $     0.53  $     (1.05)
                                           ==========   ===========    ==========  ===========
Cash distributions declared
    per limited partnership unit           $     0.25   $      0.31    $     0.75  $      0.94
                                           ==========   ===========    ==========  ===========


                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income (loss)                         $   464,802   $  (920,536)

Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
      Depreciation and amortization         2,919,724     3,154,657
      (Gain) loss on sale of equipment       (255,150)      107,904
      Loss on exchange of equipment                --     1,142,996

Changes in assets and liabilities
   Decrease in:
      rents receivable                         69,663         8,729
      accounts receivable - affiliate          37,260        66,177
      note receivable - affiliate                  --       118,787
   Increase (decrease) in:
      accrued interest                         (6,896)      (33,055)
      accrued liabilities                     (87,135)       83,884
      ccrued liabilities - affiliate           (4,161)       10,963
      deferred rental income                   45,164        10,126
                                          -----------   -----------
        Net cash from operating
         activities                         3,183,271     3,750,632
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                      (63,243)      (43,831)
   Proceeds from equipment sales              502,428       115,225
                                          -----------   -----------

        Net cash from investing
         activities                           439,185        71,394
                                          -----------   -----------

Cash flows used in financing activities:
   Principal payments - notes payable      (2,481,314)   (2,890,427)
   Distributions paid                        (709,459)     (818,607)
                                          -----------   -----------
        Net cash used in financing
         activities                        (3,190,773)   (3,709,034)
                                          -----------   -----------
Net increase in cash and cash
 equivalents                                  431,683       112,992

Cash and cash equivalents at beginning
 of period                                    407,253       288,658
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $   838,936   $   401,650
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $   459,172   $   356,356
                                          ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:
  See Notes 4 and 5 to the financial statements.



                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $11,242,819 are due as follows:

 For the year ending September 30, 1997    $ 3,767,834
                                   1998      2,626,337
                                   1999      1,688,873
                                   2000      1,011,807
                                   2001        844,863
                             Thereafter      1,303,105
                                           -----------

                                  Total    $11,242,819
                                           ===========

  In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 4 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 17.39% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the "Southwest Aircraft"). The Partnership will receive approximately $501,000 of rental revenue in each of the years in the period ending September 30, 1999, and $167,000 in the year ending September 30, 2000, pursuant to the Southwest Aircraft lease agreement.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)



  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of a 14.39% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft") and a 25.82% ownership interest in a McDonnell-Douglas MD-87 aircraft leased by Reno Air, Inc. (the "Reno Aircraft"). The Partnership will receive approximately $620,000 of rental revenue in each of the years in the period ending September 30, 1998 and approximately $303,000 in the year ending September 30, 1999, pursuant to the Finnair Aircraft lease agreement. With respect to the Reno Aircraft lease agreement, the Partnership will receive approximately $462,000 of rental revenue in each of the years in the period ending September 30, 2002 and approximately $115,000 in the year ending September 30, 2003. Pursuant to the Reno Aircraft lease agreement, rents are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents reported above reflect the most recent LIBOR-effected rental payment.


NOTE 4 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                            Lease Term          Equipment
Equipment Type                               (Months)            at Cost
--------------------------------       ----------------     -------------
Aircraft                                         39-81      $ 10,081,685
Materials handling                                1-60         5,187,347
Vessels                                             72         5,091,464
Construction & mining                            11-72         4,893,321
Trailers/intermodal containers                   36-99         2,155,360
Furniture & fixtures                             60-90         1,507,620
Computers & peripherals                          18-60           366,040
Retail store fixtures                               48           316,563
Photocopying                                     24-48           119,685
Communications                                   13-63            95,022
Tractors & heavy duty trucks                     60-78            62,319
Research & test                                     24             9,792
                                                            ------------

                                  Total equipment cost        29,886,218
                                                            ------------

                              Accumulated depreciation       (14,061,613)
                                                            ------------

            Equipment, net of accumulated depreciation      $ 15,824,605
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

  During the three months ended March 31, 1996, the Partnership transferred its ownership interest in trailers, previously leased to The Atchison Topeka and Santa Fe Railroad, to a third party for cash consideration of $35,000. The trailers had a net book value of $29,442 at the date of transfer resulting in a net gain, for financial statement purposes, of $5,558. The gain was deferred in anticipation of completing a like-kind exchange during the three months ended June 30, 1996. The Partnership intended to replace these trailers with comparable trailers and lease such equipment to a new lessee. The Partnership had accounted for this transaction as a like-kind exchange for income tax
reporting purposes.   Accordingly, the net cash consideration of $35,000 was
deposited in a special-purpose escrow account through a third-party Exchange Agent pending completion of the equipment exchange. The Partnership subsequently elected not to replace the trailers and, accordingly, the deferred gain of $5,558 was recognized as Gain on Sale of Equipment on the Statement of Operations during the second quarter of 1996. In addition, the cash consideration of $35,000, which was reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996, was recognized as proceeds from equipment sales.

  At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $17,831,788, representing approximately 60% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $2,524,000 and $353,000, respectively, at September 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1996 and 1995 which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996      1995
                                   --------  --------

Equipment management fees          $111,339  $116,857
Administrative charges               15,750    15,750
Reimbursable operating expenses
 due to third parties               143,252    86,009
                                   --------  --------

           Total                   $270,341  $218,616
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

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $189,399 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $8,411,749 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 5.88% and 10.65%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.4% at September 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft. The carrying amount of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the installment notes payable are as follows:

    For the year ending September 30, 1997  $1,774,715
                                      1998   1,348,897
                                      1999   2,495,035
                                      2000     607,934
                                      2001     528,193
                                Thereafter   1,656,975
                                            ----------

                                     Total  $8,411,749
                                            ==========

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION





Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations.
          ----------------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------

Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $1,341,736 and $3,758,379, respectively, compared to $1,291,854 and $3,984,797 for the same periods in 1995. The overall decrease in lease revenue from 1995 to 1996 reflects the effects of primary lease term expirations and the sale of equipment. The Partnership concluded an aircraft exchange late in the first quarter of 1996 (see discussion below). As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $257,420, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.), having aggregate quarterly lease revenues of $395,689. The Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the nine month period ended September 30, 1996 does not fully reflect the rents ultimately anticipated from the like-kind exchange.

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

  For the three and nine months ended September 30, 1996, the Partnership earned interest income of $8,955 and $79,754, respectively, compared to $7,873 and $21,004 for the same periods in 1995. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION





instruments. The increase in interest income in 1996 compared to 1995 is a result of interest of $54,300 earned on cash held in a special-purpose escrow in connection with the like-kind exchange transactions, discussed below.

During the three and nine months ended September 30, 1996, the Partnership also earned interest income of $4,650 and $13,860, respectively, on a note receivable from AFG resulting from the settlement with ICCU Containers S.p.A. (See Note 5 to the financial statements) compared to $4,114 and $21,137 for the same periods in 1995. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

  During the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $116,885 and $217,836, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $148,743 and $249,592, respectively, compared to net losses of $2,970 and $107,904 on equipment having a net book value of $4,070 and $223,129, respectively, for the same periods in 1995.

  In September 1995, the Partnership transferred its 39.9% ownership interest in the United Aircraft, pursuant to the rules of a like-kind exchange for income tax reporting purposes. The Partnership received aggregate cash consideration of $3,287,253 including $257,419 for rent accrued through the transfer date. A portion of the consideration was used to satisfy the balance of outstanding debt and interest of $500,746. The net cash consideration of $2,529,088 was deposited into a special-purpose escrow account through a third-party exchange agent pending the completion of the aircraft exchange. The Partnership's interest in the Aircraft had a net book value of $4,172,830 at the date of transfer and resulted in a net loss for financial reporting purposes of $1,142,996.

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

  During the three months ended March 31, 1996, the Partnership transferred its ownership interest in trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes. A gain of $5,558, was deferred in anticipation of completing the exchange during the three months ended June 30, 1996. The Partnership subsequently elected not to replace the trailers and, accordingly, the deferred gain of $5,558 was recognized as Gain on Sale of Equipment on the Statement of Operations during the second quarter of 1996. See Note 4 to the financial statements for additional discussion of this transaction.

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

  Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $902,043 and $2,919,724, respectively, compared to $1,023,465 and $3,154,657 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $146,713 and $452,276 or 10.9% and 12% of lease revenue for the three and nine months ended September 30, 1996 compared to $115,944 and $323,301 or 9% and 8.1% of lease revenue for the same periods in 1995. The increase in interest expense in 1996 compared to 1995 was due primarily to interest incurred in connection with the leveraging obtained to finance the like-kind exchange transactions, discussed above. In the future, interest expense is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 3.2% and 3% of lease revenue during the three and nine months ended September 30, 1996, respectively, compared to 2.9% of lease revenue during each of the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 4.1% and 4.2% of lease revenue during the three and nine months ended September 30, 1996, respectively, compared to 2.1% and 2.6% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 is due principally to costs incurred in connection with the like-kind exchange transactions, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,183,271 and $3,750,632 for the nine months ended September 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $63,243 in connection with the like-kind exchange transactions referred to above. During the same period in 1995, the Partnership expended $43,831 to upgrade certain equipment. For the nine months ended September 30, 1996, the Partnership realized $502,428 in equipment sale proceeds compared to $115,225 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $654,885. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $622,141, and the General Partner was allocated 5%, or $32,744. The third quarter 1996 cash distribution was paid on October 15, 1996.

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



         AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ----------------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                Date:  November 13, 1996
                       --------------------------------------------------



                  By:  /s/  Gary M. Romano
                       ----------------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date:  November 13, 1996
                       --------------------------------------------------