Form 10-Q
period 1997-03-31
AMERICAN INCOME FUND I-D
filed 1997-05-15
CIK 868680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                               ____________________

For Quarter Ended March 31, 1997                Commission File No. 0-20030

         American Income Fund I-D, a Massachusetts Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                      04-3122696
--------------------------------------             ---------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                     Identification No.)

98 North Washington Street, Boston, MA             02114
--------------------------------------             ---------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   ---------------------------

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _____  NO _____

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                  Page
                                                                  ----


PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Statement of Financial Position
        at March 31, 1997 and December 31, 1996                     3

      Statement of Operations
        for the three months ended March 31, 1997 and 1996          4

      Statement of Cash Flows
        for the three months ended March 31, 1997 and 1996          5

      Notes to the Financial Statements                           6-9

   Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     10-13

PART II. OTHER INFORMATION:

   Items 1--6                                                      14

                          AMERICAN INCOME FUND I-D
                     a Massachusetts Limited Partnership

                       STATEMENT OF FINANCIAL POSITION
                     March 31, 1997 and December 31, 1996

                                 (Unaudited)


                                                                   MARCH 31,    DECEMBER 31,
                                                                     1997           1996
                                                                 -------------  -------------

ASSETS
------

Cash and cash equivalents......................................  $   1,545,385  $   1,627,768

Rents receivable...............................................        477,890        580,171

Accounts receivable--affiliate.................................        234,162        146,455

Equipment at cost, net of accumulated depreciation of
  $14,341,517 and $13,935,898 at March 31, 1997 and
  December 31, 1996, respectively..............................     14,210,833     15,009,966
                                                                 -------------  -------------

     Total assets..............................................  $  16,468,270  $  17,364,360
                                                                 -------------  -------------
                                                                 -------------  -------------

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable..................................................  $   6,861,580  $   7,780,603
Accrued interest...............................................         68,765        100,187
Accrued liabilities............................................         18,500         22,750
Accrued liabilities--affiliate.................................         50,468         34,144
Deferred rental income.........................................         71,001        117,405
Cash distributions payable to partners.........................        218,296        218,296
                                                                 -------------  -------------
     Total liabilities.........................................      7,288,610      8,273,385
                                                                 -------------  -------------

Partners' capital (deficit):

  General Partner..............................................       (458,822)      (463,256)

  Limited Partnership Interests
  (829,521.30 Units; initial purchase price of $25 each).......      9,638,482      9,554,231
                                                                 -------------  -------------

     Total partners' capital...................................      9,179,660      9,090,975
                                                                 -------------  -------------

     Total liabilities and partners' capital...................  $  16,468,270  $  17,364,360
                                                                 -------------  -------------
                                                                 -------------  -------------


                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-D
                      a Massachusetts Limited Partnership

                           STATEMENT OF OPERATIONS
               for the three months ended March 31, 1997 and 1996

                                (Unaudited)

                                                      1997           1996
                                                   -----------   ------------

Income:

  Lease revenue..................................  $ 1,151,969    $ 1,165,575

  Interest income................................       22,843         61,698

  Interest income--affiliate.....................           --          4,605

  Gain on sale of equipment......................       68,709             --
                                                   -----------    -----------

    Total income.................................    1,243,521      1,231,878
                                                   -----------    -----------

Expenses:

  Depreciation and amortization..................      756,910      1,000,579

  Interest expense...............................       90,258        110,255

  Equipment management fees--affiliate...........       42,772         32,451

  Operating expenses--affiliate..................       46,600         31,453
                                                   -----------    -----------

    Total expenses...............................      936,540      1,174,738
                                                   -----------    -----------

Net income.......................................  $   306,981         57,140
                                                   -----------    -----------
                                                   -----------    -----------

Net income
  per limited partnership unit...................         0.35    $      0.07
                                                   -----------    -----------
                                                   -----------    -----------

Cash distribution declared
  per limited partnership unit...................  $      0.25    $      0.25
                                                   -----------    -----------
                                                   -----------    -----------

                 The accompanying notes are an integral part
                      of these financial statements.

                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                           STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1997 and 1996

                                (Unaudited)

                                                                        1997         1996
                                                                     -----------  -----------
Cash flows from (used in) operating activities:

Net income.........................................................  $   306,981  $    57,140

Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization..................................      756,910    1,000,579
    Gain on sale of equipment......................................      (68,709)          --
Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable...............................................      102,281       50,869
    accounts receivable--affiliate.................................      (87,707)      96,300
  Increase (decrease) in:
    accrued interest...............................................      (31,422)      17,092
    accrued liabilities............................................       (4,250)       5,258
    accrued liabilities--affiliate.................................       16,324        8,081
    deferred rental income.........................................      (46,404)      32,587
                                                                     -----------  -----------

      Net cash from operating activities...........................      944,004    1,267,906
                                                                     -----------  -----------

Cash flows from (used in) investing activities:
  Purchase of equipment............................................           --      (63,243)
  Proceeds from equipment sales....................................      110,932           --
                                                                     -----------  -----------

      Net cash from (used in) investing activities.................      110,932      (63,243)
                                                                     -----------  -----------

Cash flows used in financing activities:
  Principal payments--notes payable................................     (919,023)    (852,783)
  Distributions paid...............................................     (218,296)    (272,869)
                                                                     -----------  -----------

      Net cash used in financing activities........................   (1,137,319)  (1,125,652)
                                                                     -----------  -----------

Net increase (decrease) in cash and cash equivalents...............      (82,383)      79,011

Cash and cash equivalents at beginning of period...................    1,627,768      407,253
                                                                     -----------  -----------

Cash and cash equivalents at end of period.........................  $ 1,545,385  $   486,264
                                                                     -----------  -----------
                                                                     -----------  -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........................  $   121,680  $    93,163
                                                                     -----------  -----------
                                                                     -----------  -----------

Supplemental disclosure of investing and financing activities:
  At December 31, 1995, the Partnership held $1,882,960 in a special-purpose escrow account pending the completion of an aircraft exchange (See Results of Operations). The Partnership completed the exchange in March 1996 obtaining interests in aircraft at an aggregate cost of $7,535,530, utilizing cash of $1,946,203 (including the escrowed funds) and third party financing of $5,589,327.

            The accompanying notes are an integral part
                 of these financial statements.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION
-----------------------------

    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH
------------

    The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION
---------------------------

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $9,036,202 are due as follows:

    For the year ending March 31, 1998            $ 3,175,378
                                  1999              2,029,980
                                  2000              1,275,761
                                  2001                839,426
                                  2002                839,426
                            Thereafter                876,231
                                                  -----------
                                 Total            $ 9,036,202
                                                  -----------
                                                  -----------


NOTE 4--EQUIPMENT
-----------------

    The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)

                                                                   LEASE TERM      EQUIPMENT
EQUIPMENT TYPE                                                      (MONTHS)        AT COST
-------------------                                               -------------  -------------
Aircraft........................................................          39-81  $  10,081,685
Vessels.........................................................             72      5,091,464
Construction & mining...........................................          11-72      4,893,321
Materials handling..............................................           1-60      4,647,416
Trailers/intermodal containers..................................          36-99      2,155,360
Furniture & fixtures............................................          60-90        713,683
Computers & peripherals.........................................          18-60        366,040
Retail store fixtures...........................................             48        316,563
Photocopying....................................................          24-48        119,685
Communications..................................................          13-63         95,022
Tractors & heavy duty trucks....................................          60-78         62,319
Research & test.................................................             24          9,792
                                                                                 -------------

          Total equipment cost..................................                    28,552,350

      Accumulated depreciation..................................                   (14,341,517)
                                                                                 -------------

 Equipment, net of accumulated depreciation......................                $  14,210,833
                                                                                 -------------
                                                                                 -------------

    At March 31, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $17,831,788, representing approximately 62% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $2,785,000 and $244,000, respectively, at March 31, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. See also Note 8--Subsequent Event.

NOTE 5--RELATED PARTY TRANSACTIONS
----------------------------------

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1997 and 1996 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                       1997       1996
                                                     ---------  ---------

  Equipment management fees.......................   $  42,772  $  32,451
  Administrative charges..........................       9,756      5,250
  Reimbursable operating expenses
    due to third parties..........................      36,844     26,203
                                                     ---------  ---------

           Total..................................   $  89,372  $  63,904
                                                      ---------  ---------
                                                      ---------  ---------

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)


     During the three months ended March 31, 1996, the Partnership earned interest income of $4,605 on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership and an affiliate of which was a former partner in American Finance Group.

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $234,162 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.

NOTE 6--NOTES PAYABLE
---------------------

    Notes payable at March 31, 1997 consisted of installment notes of $6,861,580 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 7.5% and 8.95%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.7% at March 31, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to aircraft leased by Finnair OY and Reno Air of $1,367,145 and $823,037, respectively. The carrying amount of notes payable approximates fair value at March 31, 1997.

     The annual maturities of the installment notes payable are as follows:

     For the year ending March 31, 1998                $ 1,794,658
                                   1999                  1,220,431
                                   2000                  2,064,918
                                   2001                    352,038
                                   2002                    380,710
                             Thereafter                  1,048,825
                                                       -----------
                                  Total                $ 6,861,580
                                                       -----------
                                                       -----------


NOTE 7--LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)

counterclaims. The matter remains pending before the Court. The Partnership has not experienced any material losses as a result of this action.

NOTE 8--SUBSEQUENT EVENT
------------------------
    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for 1,987,000 shares of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

    The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The above-referenced Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

    As a result of the exchange transaction and its original 66.15% beneficial ownership interest in Dove Arrow, one of the three Vessels, the Partnership received $846,747 in cash and is the beneficial owner of 407,970 shares of Banyan common stock and holds a beneficial interest in the Banyan Note of $898,406.

    Cash equal to the amount of the Banyan Note is being held by Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.


    In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by October 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership.

    The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                  Form 10-Q

                         PART 1. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW
--------

    The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course of business. As a result of the Partnership's age and a declining equipment portfolio, the General Partner is evaluating a variety of transactions that will reduce the Partnership's prospective costs to operate as a publicly registered limited partnership and, therefore, enhance overall cash distributions to the limited partners. Such a transaction may involve the sale of the Partnership's remaining equipment or a transaction that would allow for the consolidation of the Partnership's expenses with other similarly-organized equipment leasing programs. In order to increase the marketability of the Partnership's remaining equipment, the General Partner expects to use the Partnership's available cash and future cash flow to retire indebtedness. This will negatively effect short-term cash distributions.

RESULTS OF OPERATIONS
---------------------

    For the three months ended March 31, 1997, the Partnership recognized lease revenue of $1,151,969 compared to $1,165,575 for the same period in 1996. The decrease in lease revenue from 1996 to 1997 reflects the effects of primary lease term expirations and the sale of equipment. The decrease was largely offset by the effects of an aircraft exchange which concluded in March 1996. As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.). The Southwest Aircraft were exchanged into the Partnership in 1995, while the Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the first quarter of 1996 reflected only a portion of the rents ultimately earned from the like kind exchange. In aggregate, the replacement aircraft generated approximately $395,000 of lease revenue during the first quarter of 1997 compared to approximatly $127,000 for the same period in 1996. In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and the sale of equipment.

    The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

    Interest income for the three month period ended March 31, 1997 was $22,843 compared to $61,698 for the same period in 1996. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1996 included interest of $54,300 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction,

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                  Form 10-Q

                       PART I. FINANCIAL INFORMATION


discussed above. During the three months ended March 31, 1996, the Partnership earned interest income of $4,605 on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership and an affiliate of which was a former partner in American Finance Group. All amounts due from EFG pursuant to this note had been received at December 31, 1996. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

    In 1997, the Partnership sold equipment having a net book value of $42,223 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $68,709. There were no equipment sales during the three months ended March 31, 1996.

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

    The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

    Depreciation and amortization expense for the three months ended March 31, 1997 was $756,910 compared to $1,000,579 for the same period in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $90,258 or 7.8% of lease revenue for the three months ended March 31, 1997 compared to $110,255 or 9.5% of lease revenue for the same period in 1996. Interest expense is expected to continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

    Management fees were approximately 3.7% of lease revenue during the three months ended March 31, 1997 compared to 2.8% of lease revenue for the same period in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                  Form 10-Q

                       PART I. FINANCIAL INFORMATION


    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 4.1% of lease revenue during the three months ended March 31, 1997 compared to 2.7% of lease revenue for the same period in 1996. The increase in operating expenses from 1996 to 1997 was due principally to costs incurred in connection with the remarketing of certain equipment. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS
------------------------------------------------------------

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $944,004 and $1,267,906 during the three months ended March 31, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership expended $63,243 in connection with the like-kind exchange transaction referred to above. During the three months ended March 31, 1997, the Partnership realized $110,932 in equipment sale proceeds. There were no equipment sales during the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                  Form 10-Q

                       PART I. FINANCIAL INFORMATION

of notes payable is reduced through the collection and application of rents. However, the amount of cash used to repay debt obligations may fluctuate due to the use of the Partnership's available cash and future cash flow to retire indebtedness (see Overview). In addition, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft of $1,367,145 and $823,037, respectively.

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $218,296. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $207,381, and the General Partner was allocated 5%, or $10,915. The first quarter 1997 cash distribution was paid on April 14, 1997.

    Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

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

                               Refer to Note 7 herein.

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


             AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


                 By: AFG Leasing VI Incorporated, a Massachusetts
                     corporation and the General Partner of
                     the Registrant.

                 By: /s/ Michael J. Butterfield
                     -----------------------------------------------------
                     Michael J. Butterfield
                     Treasurer of AFG Leasing VI Incorporated
                     (Duly Authorized Officer and
                     Principal Accounting Officer)

               Date: May 15, 1997
                     ----------------------------------------------------

                 By: /s/ Gary Romano
                     ----------------------------------------------------
                     Gary M. Romano
                     Clerk of AFG Leasing VI Incorporated
                     (Duly Authorized Officer and
                      Principal Financial Officer)

               Date: May 15, 1997
                     ----------------------------------------------------