Form 10-Q
period 1997-06-30
AMERICAN INCOME FUND I-D
filed 1997-08-14
CIK 868680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         -------------------------------

For Quarter Ended June 30, 1997                     Commission File No. 0-20030

          American Income Fund I-D, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                               04-3122696
----------------------------------------                   ---------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

88 Broad Street, Boston, MA                                 02110
----------------------------------------                   ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1997 and December 31, 1996                                 3

      Statement of Operations
        for the three and six months ended June 30, 1997 and 1996              4

      Statement of Cash Flows
        for the six months ended June 30, 1997 and 1996                        5

      Notes to the Financial Statements                                     6-10

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                11-15

PART II.  OTHER INFORMATION:

    Items 1 - 6                                                               16

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                             June 30,     December 31,
                                                               1997           1996
                                                           ------------   ------------
ASSETS

Cash and cash equivalents                                  $  2,325,334   $  1,627,768

Rents receivable                                                314,077        580,171

Accounts receivable - affiliate                                 287,937        146,455

Note receivable - Banyan                                        898,405             --

Investment in Banyan                                            611,955             --

Equipment at cost, net of accumulated depreciation
  of $9,229,989 and $13,935,898 at June 30, 1997
  and December 31, 1996, respectively                        11,143,458     15,009,966
                                                           ------------   ------------

        Total assets                                       $ 15,581,166   $ 17,364,360
                                                           ============   ============

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $  5,924,279   $  7,780,603
Accrued interest                                                 46,268        100,187
Accrued liabilities                                              15,000         22,750
Accrued liabilities - affiliate                                  22,924         34,144
Deferred rental income                                           71,524        117,405
Cash distributions payable to partners                          218,296        218,296
                                                           ------------   ------------

        Total liabilities                                     6,298,291      8,273,385
                                                           ------------   ------------

Partners' capital (deficit):
  General Partner                                             (453,661)      (463,256)
  Limited Partnership Interests
  (829,521.30 Units; initial purchase price of $25 each)      9,736,536      9,554,231
                                                           ------------   ------------

        Total partners' capital                               9,282,875      9,090,975
                                                           ------------   ------------

        Total liabilities and partners' capital            $ 15,581,166   $ 17,364,360
                                                           ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                          Three Months              Six Months
                                         Ended June 30,            Ended June 30,
                                       1997         1996        1997          1996
                                   -----------   ----------  -----------   ----------
Income:

   Lease revenue                   $ 1,574,824   $1,251,068  $ 2,726,793   $2,416,643

   Interest income                      18,810        9,101       41,653       70,799

   Interest income - affiliate              --        4,605           --        9,210

   Gain (loss) on sale/exchange
    of equipment                      (436,289)     106,407     (367,580)     106,407
                                   -----------   ----------  -----------   ----------

       Total income                  1,157,345    1,371,181    2,400,866    2,603,059
                                   -----------   ----------  -----------   ----------

Expenses:

   Depreciation and amortization       588,730    1,017,102    1,345,640    2,017,681

   Interest expense                    145,462      195,308      235,720      305,563

   Equipment management fees
    - affiliate                         49,309       36,405       92,081       68,856

   Operating expenses - affiliate       52,333       72,908       98,933      104,361
                                   -----------   ----------  -----------   ----------

       Total expenses                  835,834    1,321,723    1,772,374    2,496,461
                                   -----------   ----------  -----------   ----------

Net income                         $   321,511   $   49,458  $   628,492   $  106,598
                                   ===========   ==========  ===========   ==========

Net income
 per limited partnership unit      $      0.37   $     0.06  $      0.72   $     0.12
                                   ===========   ==========  ===========   ==========

Cash distributions declared
 per limited partnership unit      $      0.25   $     0.25  $      0.50   $     0.50
                                   ===========   ==========  ===========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                      1997           1996
                                                   -----------   -----------
Cash flows from (used in) operating activities:
Net income                                         $   628,492   $   106,598

Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization                    1,345,640     2,017,681
    (Gain) loss on sale/exchange of equipment          367,580      (106,407)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                   266,094      (193,266)
    accounts receivable - affiliate                   (141,482)      170,465
  Increase (decrease) in:
    accrued interest                                   (53,919)       56,947
    accrued liabilities                                 (7,750)        3,516
    accrued liabilities - affiliate                    (11,220)       (7,530)
    deferred rental income                             (45,881)       76,220
                                                   -----------   -----------
           Net cash from operating activities        2,347,554     2,124,224
                                                   -----------   -----------

Cash flows from (used in) investing activities:
  Investment in Banyan stock                          (611,955)           --
  Note receivable - Banyan                            (898,405)           --
  Purchase of equipment                                     --       (63,243)
  Proceeds from equipment sales/exchange             2,153,288       236,800
                                                   -----------   -----------
           Net cash from investing activities          642,928       173,557
                                                   -----------   -----------

Cash flows used in financing activities:
  Principal payments - notes payable                (1,856,324)   (1,602,560)
  Distributions paid                                  (436,592)     (491,164)
                                                   -----------   -----------
           Net cash used in financing activities    (2,292,916)   (2,093,724)
                                                   -----------   -----------

Net increase in cash and cash equivalents              697,566       204,057

Cash and cash equivalents at beginning of period     1,627,768       407,253
                                                   -----------   -----------

Cash and cash equivalents at end of period         $ 2,325,334   $   611,310
                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   289,639   $   248,616
                                                   ===========   ===========

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

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1997

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

      At June 30, 1997, the Partnership had $2,220,000 invested in reverse repurchase agreements, secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $7,658,523 are due as follows:


      For the year ending  June 30, 1998             $2,277,810
                                    1999              1,882,718
                                    2000              1,141,505
                                    2001                844,163
                                    2002                844,163
                              Thereafter                668,164
                                                     ----------

                                   Total             $7,658,523
                                                     ==========

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                 Lease Term           Equipment
         Equipment Type                           (Months)             at Cost
----------------------------------               ----------         -----------
Aircraft                                            39-81           $10,081,685
Materials handling                                   1-60             4,065,470
Construction & mining                               11-72             2,820,022
Trailers/intermodal containers                      36-99             2,148,321
Furniture & fixtures                                60-90               713,683
Retail store fixtures                                  48               316,563
Photocopying                                        24-48                97,485
Communications                                      13-63                67,899
Tractors & heavy duty trucks                        60-78                62,319
                                                                    -----------

                                     Total equipment cost            20,373,447

                                 Accumulated depreciation            (9,229,989)
                                                                    -----------

               Equipment, net of accumulated depreciation           $11,143,458
                                                                    ===========

      At June 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,472,136, representing approximately 61% of total equipment cost.

      The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $450,000 and $91,000, respectively, at June 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - INVESTMENT IN BANYAN

     On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 66.15% beneficial ownership interest in Dove Arrow, one of the three Vessels, the Partnership received $840,676 in cash and is the beneficial owner of 407,970 shares of Banyan common stock valued at $611,955 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $898,405.

      Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by December 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

NOTE 6 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1997 and 1996 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                         1997      1996
                                       --------  --------

Equipment management fees              $ 92,081  $ 68,856
Administrative charges                   29,304    10,500
Reimbursable operating expenses
     due to third parties                69,629    93,861
                                       --------  --------

                          Total        $191,014  $173,217
                                       ========  ========

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

      During the six months ended June 30, 1996, the Partnership earned interest income of $9,210 on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership and an affiliate of which was a former partner in American Finance Group.

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $287,937 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

NOTE 7 - NOTES PAYABLE

      Notes payable at June 30, 1997 consisted of installment notes of $5,924,279 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.65% and 8.95%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.69% at June 30, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to aircraft leased by Finnair OY and the Reno Air of $1,367,145 and $823,037, respectively. The carrying amount of notes payable approximates fair value at June 30, 1997.

      The annual maturities of the installment notes payable are as follows:

          For the year ending June 30,1998           $1,145,976
                                      1999            2,459,464
                                      2000              615,867
                                      2001              358,997
                                      2002              388,236
                                Thereafter              955,739
                                                     ----------

                                     Total           $5,924,279
                                                     ==========

NOTE 8 - LEGAL PROCEEDINGS

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

      On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

      The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

Overview

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

Results of Operations

      For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $1,574,824 and $2,726,793, respectively, compared to $1,251,068 and $2,416,643 for the same periods in 1996. The increase in lease revenue from 1996 to 1997 reflects the receipt in 1997 of prepaid contractual rental obligations of $782,917 associated with the sale of its interest in a vessel (see discussion below) and an aircraft exchange which concluded in March 1996 offset by lease term expirations and the sale of equipment. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.). The Southwest Aircraft were exchanged into the Partnership in 1995, while the Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the six months ended June 30, 1996 reflected only a portion of the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $381,000 and $776,000 of lease revenue during the three and six months ended June 30, 1997, respectively, compared to approximately $288,000 and $415,000 for the same periods in 1996. In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and the sale of equipment.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

      The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

      For the three and six months ended June 30, 1997, the Partnership earned interest income of $18,801 and $41,653, respectively, compared to $9,101 and $70,799 for the same periods in 1996. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1996 included interest of $54,300 earned on cash held in a special-purpose escrow in connection with the like-kind exchange transaction, discussed above. During the three and six months ended June 30, 1996, the Partnership also earned interest income of $4,605 and $9,210, respectively, on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership whose affiliate was a former partner in American Finance Group. All amounts due from EFG pursuant to this note were received at December 31, 1996. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

      During the three and six months ended June 30, 1997, the Partnership sold or exchanged equipment having a net book value of $2,478,645 and $2,520,868, respectively, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes, of $436,289 and $367,580, respectively. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $5,091,464 and $2,307,445, respectively. In connection with this transaction, the Partnership realized proceeds of $1,568,119, which resulted in a net loss, for financial statement purposes, of $739,326. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 66.15% beneficial ownership interest in Dove Arrow, one of the three Vessels, the Partnership received $840,676 in cash and is the beneficial owner of 407,970 shares

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

of Banyan common stock valued at $611,955 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $898,405.

      Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

      During each of the three and six months ended June 30, 1996, the Partnership sold equipment having a net book value of $100,951 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $106,407.

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

      Depreciation and amortization expense for the three and six months ended June 30, 1997 was $588,730 and $1,345,640, respectively, compared to $1,017,102 and $2,017,681 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $145,462 and $235,720 or 9.2% and 8.6% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to $195,308 and $305,563 or 15.6% and 12.6% of lease

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

revenue for the same periods in 1996. Interest expense is expected to continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

      Management fees were 3.1% and 3.4% of lease revenue during the three and six months ended June 30, 1997, respectively, compared to 2.9% and 2.8% of lease revenue during the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.3% and 3.6% of lease revenue during the three and six months ended June 30, 1997, respectively, compared to 5.8% and 4.3% of lease revenue for the same periods in 1996. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,347,554 and $2,124,224 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. For the six months ended June 30, 1997, the Partnership realized net cash proceeds of $2,153,288, including proceeds from the exchange transaction, compared to $236,800 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the six months ended June 30, 1996, the Partnership expended $63,243 in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1997.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

      As a result of the exchange transaction (see Results of Operations) the Partnership became the beneficial owner of 407,970 shares of Banyan common stock valued at $611,955 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $898,405.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the amount of cash used to repay debt obligations may fluctuate due to the use of the Partnership's available cash and future cash flow to retire indebtedness (see Overview). In addition, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft of $1,367,145 and $823,037, respectively.

      Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $436,592. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $414,762, and the General Partner was allocated 5%, or $21,830. The second quarter 1997 cash distribution was paid on July 14, 1997.

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

                    Refer to Note 8 herein.

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

             AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership

                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:      /s/  Michael J. Butterfield
                           ---------------------------------------------------
                                Michael J. Butterfield
                                Treasurer of AFG Leasing VI Incorporated
                                (Duly Authorized Officer and
                                Principal Accounting Officer)

                  Date:    August 14, 1997


                  By:      /s/  Gary M. Romano
                           ---------------------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing VI Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)

                  Date:    August 14, 1997