Form 10-Q
period 1997-09-30
AMERICAN INCOME FUND I-D
filed 1997-11-14
CIK 868680

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1997
                               ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

                               --------------------

For Quarter Ended September 30, 1997                Commission File No. 0-20030


         American Income Fund I-D, a Massachusetts Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                     04-3122696
-----------------------------                  ----------------------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)                  Identification No.)


88 Broad Street, Boston, MA                      02110
-----------------------------                   ----------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (617) 854-5800
                                                   -------------------
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

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
Yes      No
    ---     ---

                           AMERICAN INCOME FUND I-D,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                                      PAGE
                                                                                      ----                      ---------
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

         Statement of Financial Position
              at September 30, 1997 and December 31, 1996.......................         3

         Statement of Operations
              for the three and nine months ended September 30, 1997 and 1996...         4

         Statement of Cash Flows
              for the nine months ended September 30, 1997 and 1996.............         5

         Notes to the Financial Statements......................................      6-10


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................     11-16

PART II. OTHER INFORMATION:

    Items 1--6..................................................................        17

                                      2

                          AMERICAN INCOME FUND I-D,
                    a Massachusetts Limited Partnership

                       STATEMENT OF FINANCIAL POSITION
                   September 30, 1997 and December 31, 1996

                                  (Unaudited)

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
ASSETS
Cash and cash equivalents..........................................................  $   2,602,161  $   1,627,768

Rents receivable...................................................................        179,879        580,171

Accounts receivable--affiliate.....................................................        418,417        146,455

Note receivable--Banyan............................................................        898,405         --

Investment in Banyan...............................................................        611,955         --

Equipment at cost, net of accumulated depreciation of $8,992,425 and $13,935,898 at
  September 30, 1997 and December 31, 1996, respectively...........................     10,644,165     15,009,966
                                                                                     -------------  -------------
     Total assets..................................................................  $  15,354,982  $  17,364,360
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND PARTNERS' CAPITAL

Notes payable......................................................................  $   5,655,772  $   7,780,603
Accrued interest...................................................................         45,858        100,187
Accrued liabilities................................................................         22,500         22,750
Accrued liabilities--affiliate.....................................................         18,632         34,144
Deferred rental income.............................................................         72,656        117,405
Cash distributions payable to partners.............................................        218,296        218,296
                                                                                     -------------  -------------
     Total liabilities.............................................................      6,033,714      8,273,385
                                                                                     -------------  -------------
Partners' capital (deficit):
  General Partner..................................................................       (451,741)      (463,256)
  Limited Partnership Interests (829,521.3 Units; initial purchase price of $25
    each)..........................................................................      9,773,009      9,554,231
                                                                                     -------------  -------------
     Total partners' capital.......................................................      9,321,268      9,090,975
                                                                                     -------------  -------------
     Total liabilities and partners' capital.......................................  $  15,354,982  $  17,364,360
                                                                                     -------------  -------------
                                                                                     -------------  -------------


                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-D,
                    a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1997 and 1996

                                   (Unaudited)

                                                                   THREE MONTHS               NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                             ------------------------  --------------------------
                                                                1997         1996          1997          1996
                                                             ----------  ------------  ------------  ------------
Income:

    Lease revenue.........................................  $  790,039  $  1,341,736  $  3,516,832  $  3,758,379

    Interest income.......................................      33,495         8,955        75,948        79,754

    Interest income--affiliate............................        --           4,650          --          13,860

    Gain (loss) on sale/exchange of equipment.............     175,155       148,743      (192,425)      255,150
                                                             ----------  ------------  ------------  ------------
         Total income.....................................     999,489     1,504,084     3,400,355     4,107,143
                                                             ----------  ------------  ------------  ------------

Expenses:

    Depreciation and amortization.........................     497,137       902,043     1,842,777     2,919,724

    Interest expense......................................     118,601       146,713       354,321       452,276

    Equipment management fees--affiliate..................      35,077        42,483       127,158       111,339

    Operating expenses--affiliate.........................      91,988        54,641       190,921       159,002
                                                             ----------  ------------  ------------  ------------
         Total expenses...................................     742,803     1,145,880     2,515,177     3,642,341
                                                             ----------  ------------  ------------  ------------

Net income.................................................  $  256,686  $    358,204  $    885,178  $    464,802
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

Net income per limited partnership unit....................  $     0.29  $       0.41  $       1.01  $       0.53
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

Cash distributions declared per limited partnership unit...  $     0.25  $       0.25  $       0.75  $       0.75
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------


                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                                                            1997         1996
                                                                                         -----------  -----------
Cash flows from (used in) operating activities:
Net income.............................................................................  $   885,178  $   464,802

Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization......................................................    1,842,777    2,919,724
    (Gain) loss on sale/exchange of equipment..........................................      192,425     (255,150)
Changes in assets and liabilities
    Decrease in:
         rents receivable..............................................................      400,292       69,663
         accounts receivable--affiliate................................................     (271,962)      37,260
    Increase (decrease) in:
         accrued interest..............................................................      (54,329)      (6,896)
         accrued liabilities...........................................................         (250)     (87,135)
         accrued liabilities--affiliate................................................      (15,512)      (4,161)
         deferred rental income........................................................      (44,749)      45,164
                                                                                         -----------  -----------
              Net cash from operating activities.......................................    2,933,870    3,183,271
                                                                                         -----------  -----------

Cash flows from (used in) investing activities:
    Investment in Banyan stock.........................................................     (611,955)     --
    Note receivable--Banyan............................................................     (898,405)     --
    Purchase of equipment..............................................................      --           (63,243)
    Proceeds from equipment sales......................................................    2,330,599      502,428
                                                                                         -----------  -----------
              Net cash from investing activities.......................................      820,239      439,185
                                                                                         -----------  -----------

Cash flows used in financing activities:
    Principal payments--notes payable..................................................   (2,124,831)  (2,481,314)
    Distributions paid.................................................................     (654,885)    (709,459)
                                                                                         -----------  -----------
              Net cash used in financing activities....................................   (2,779,716)  (3,190,773)
                                                                                         -----------  -----------

Net increase in cash and cash equivalents..............................................      974,393      431,683

Cash and cash equivalents at beginning of period.......................................    1,627,768      407,253
                                                                                         -----------  -----------

Cash and cash equivalents at end of period.............................................  $ 2,602,161  $   838,936
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest...........................................  $   408,650  $   459,172
                                                                                         -----------  -----------
                                                                                         -----------  -----------

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

                         Notes to Financial Statements

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.


NOTE 2--CASH
-------------

    The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3--REVENUE RECOGNITION
----------------------------

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $7,115,556 are due as follows:

     For the year ending September 30, 1998           $2,209,024
                                       1999            1,742,895
                                       2000            1,013,316
                                       2001              846,372
                                       2002              846,372
                                 Thereafter              457,577
                                                       ---------
                                      Total           $7,115,556
                                                       ---------
                                                       ---------


                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                         Notes to Financial Statements

                                 (Continued)


NOTE 4--EQUIPMENT
-----------------


    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                                      REMAINING
                                                      LEASE TERM      EQUIPMENT
EQUIPMENT TYPE                                         (MONTHS)        AT COST
----------------                                    -------------  -------------
Aircraft..........................................      22-63     $  10,081,685
Materials handling................................       0-23         4,049,915
Construction & mining.............................       0-22         2,820,022
Trailers/intermodal containers....................       0-69         2,106,595
Retail store fixtures.............................          0           316,563
Furniture & fixtures..............................          0            97,092
Communications....................................          0            67,899
Tractors & heavy duty trucks......................          3            62,319
Photocopying......................................          0            34,500
                                                    -------------  -------------

                                         Total equipment cost....    19,636,590

                                     Accumulated depreciation....    (8,992,425)
                                                                   -------------

                   Equipment, net of accumulated depreciation.... $  10,644,165
                                                                    -------------
                                                                    -------------

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,472,136, representing approximately 64% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $409,000 and $74,000, respectively, at September 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

NOTE 5--INVESTMENT IN BANYAN
----------------------------

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                         Notes to Financial Statements

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $81,594 is scheduled to be paid to the Partnership on or before November 15, 1997.

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


NOTE 6--RELATED PARTY TRANSACTIONS
----------------------------------

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1997 and 1996 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                    1997          1996
                                                                 ----------   ----------
    Equipment management fees...................................  $  127,158  $  111,339
    Administrative charges......................................      45,924      15,750
    Reimbursable operating expenses due to third parties........     144,997     143,252
                                                                  ----------  ----------
         Total..................................................  $  318,079  $  270,341
                                                                  ----------  ----------
                                                                  ----------  ----------

                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                         Notes to Financial Statements

                                 (Continued)


    During the nine months ended September 30, 1996, the Partnership earned interest income of $13,860 on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership whose affiliate was a former partner in American Finance Group.

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $418,417 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

NOTE 7--NOTES PAYABLE
---------------------

    Notes payable at September 30, 1997 consisted of installment notes of $5,655,772 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.65% and 8.95%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at September 30, 1997) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft of $1,367,145 and $823,037, respectively. The carrying amount of notes payable approximates fair value at September 30, 1997.

    The annual maturities of the installment notes payable are as follows:

     For the year ending September 30, 1998           $1,177,221
                                       1999            2,358,160
                                       2000              502,501
                                       2001              366,094
                                       2002              395,911
                                 Thereafter              855,885
                                                       ----------

                                      Total            $5,655,772
                                                       ----------
                                                       ----------


NOTE 8--LEGAL PROCEEDINGS
-------------------------


    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and specific performance and alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court and is

                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                         Notes to Financial Statements

                                   (Continued)


scheduled for a hearing on EFG's motion in December 1997. The Partnership has not experienced any material losses as a result of this action.

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

                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ---------------------

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

    Three and nine months ended September 30, 1997 compared to the three and
    ------------------------------------------------------------------------
nine months ended September 30, 1996:
------------------------------------

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

RESULTS OF OPERATIONS
---------------------

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $790,039 and $3,516,832, respectively, compared to $1,341,736 and $3,758,379 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 resulted from lease term expirations and the sale of equipment partially offset by the receipt in 1997 of prepaid contractual rental obligations of $782,917 associated with the exchange of its interest in a vessel (see discussion below) and the impact of an aircraft exchange which concluded in March 1996. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.). The Southwest Aircraft were exchanged into the Partnership in 1995, while the Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the nine months ended September 30, 1996 reflected only a portion of the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $1,170,000 of lease revenue during the nine months ended September 30, 1997 compared to approximately $810,000 for the same period in 1996. In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and the sale of equipment.

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

    For the three and nine months ended September 30, 1997, the Partnership earned interest income of $33,495 and $75,948, respectively, compared to $8,955 and $79,754 for the same periods in 1996. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1996 included interest of $54,300 earned on cash held in a special-purpose escrow in connection with the like-kind exchange transaction, discussed above. During the three and nine months ended September 30, 1996, the Partnership also earned interest income of $4,650 and $13,860, respectively, on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership whose affiliate was a former partner in American Finance Group. All amounts due from EFG pursuant to this note were received at December 31, 1996. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

    During the three and nine months ended September 30, 1997, the Partnership sold or exchanged equipment having a net book value of $2,156 and $2,523,024, respectively, to existing lessees and third parties. These transactions resulted in a net gain and a net loss, for financial statement purposes, of $175,155 and $192,425, respectively. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $5,091,464 and $2,307,445, respectively. In connection with this transaction, the Partnership realized proceeds of $1,568,119, which resulted in a net loss, for financial statement purposes, of $739,326. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $81,594 is scheduled to be paid to the Partnership on or before November 15, 1997.

    The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

    During the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $116,885 and $247,278, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $148,743 and $255,150, respectively.

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

    The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements may not be indicative of the total residual value the Partnership achieved from leasing the equipment.

    Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $497,137 and $1,842,777, respectively, compared to $902,043 and $2,919,724 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of

                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $118,601 and $354,321 or 15% and 10.1% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $146,713 and $452,276 or 10.9% and 12% of lease revenue for the same periods in 1996. Interest expense is expected to continue to decline in amount as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

    Management fees were 4.4% and 3.6% of lease revenue during the three and nine months ended September 30, 1997, respectively, compared to 3.2% and 3% of lease revenue during the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 11.6% and 5.4% of lease revenue during the three and nine months ended September 30, 1997, respectively, compared to 4.1% and 4.2% of lease revenue for the same periods in 1996. The increase in operating expenses from 1996 to 1997 is primarily attributable to increases in professional service costs and administrative charges. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS
------------------------------------------------------------

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,933,870 and $3,183,271 for the nine months ended September 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 1997, the Partnership realized net cash proceeds of $2,330,599, including proceeds from the exchange transaction, compared to $502,428 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the nine months ended September 30, 1996, the Partnership expended $63,243 in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1997.

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

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $654,885. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $622,141, and the General Partner was allocated 5%, or $32,744. The third quarter 1997 cash distribution was paid on October 14, 1997.

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

                          AMERICAN INCOME FUND I-D,
                     a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings
                             Response:

                             Refer to Note 8 to the financial statements herein.

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

         AMERICAN INCOME FUND I-D, A MASSACHUSETTS LIMITED PARTNERSHIP

              By:       AFG Leasing VI Incorporated, a Massachusetts
                        corporation and the General Partner of the
                        Registrant.

              By:       /s/ Michael J. Butterfield
                        --------------------------
                        Michael J. Butterfield
                        Treasurer of AFG Leasing VI Incorporated
                        (Duly Authorized Officer and
                        Principal Accounting Officer)

              Date:     November 14, 1997
                        --------------------------

              By:       /s/ Gary M. Romano
                        --------------------------
                        Gary M. Romano
                        Clerk of AFG Leasing VI Incorporated
                        (Duly Authorized Officer and
                        Principal Financial Officer)

              Date:     November 14, 1997
                        ---------------------------
