Form 10-Q
period 1998-03-31
AMERICAN INCOME FUND I-D
filed 1998-05-15
CIK 868680

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                                -----------------------------

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from_________________________________ to ____________

                               __________________

For Quarter Ended March 31, 1998                     Commission File No. 0-20030


         American Income Fund I-D, a Massachusetts Limited Partnership
             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3122696
-------------                                                ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad Street, Boston, MA                                  02110
-----------------------------------                          ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                       --------------

(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No
                                                      ---    ---

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Statement of Financial Position
         at March 31, 1998 and December 31, 1997                             3

      Statement of Operations
         for the three months ended March 31, 1998 and 1997                  4

      Statement of Changes in Partners' Capital
         for the three months ended March 31, 1998                           5

      Statement of Cash Flows
         for the three months ended March 31, 1998 and 1997                  6

      Notes to the Financial Statements                                   7-12


   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13-16


PART II.  OTHER INFORMATION:

   Items 1 - 6                                                              17


                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1998 and December 31, 1997

                                   (Unaudited)




                                                      March 31,     December 31,
                                                         1998           1997
                                                     -----------    -----------
ASSETS

Cash and cash equivalents                            $ 3,388,206    $ 3,038,635

Rents receivable                                         224,867        147,712

Accounts receivable - affiliate                           95,945        367,376

Note receivable - affiliate                              898,405        898,405

Investment securities - affiliate                        356,971        305,975

Equipment at cost, net of accumulated depreciation
   of $8,976,276 and $8,800,492 at March 31, 1998
   and December 31, 1997, respectively                 9,717,507     10,111,760
                                                     -----------    -----------

      Total assets                                   $14,681,901    $14,869,863
                                                     ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                        $ 5,084,507    $ 5,334,349
Accrued interest                                          40,421         36,923
Accrued liabilities                                       11,112          9,200
Accrued liabilities - affiliate                           20,036         27,939
Deferred rental income                                    67,378        106,513

Cash distributions payable to partners                   163,722        163,722
                                                     -----------    -----------

      Total liabilities                                5,387,176      5,678,646
                                                     -----------    -----------
Partners' capital (deficit):
   General Partner                                      (453,067)      (458,243)
   Limited Partnership Interests
   (829,521.30 Units; initial purchase
   price of $25 each)                                  9,747,792      9,649,460
                                                     -----------    -----------

      Total partners' capital                          9,294,725      9,191,217
                                                     -----------    -----------

      Total liabilities and partners' capital        $14,681,901    $14,869,863
                                                     ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)



                                                            1998         1997
                                                         ----------   ----------
Income:

   Lease revenue                                         $  681,454   $1,151,969

   Interest income                                           43,323       22,843

   Interest income - affiliate                               22,460           --
   Gain on sale of equipment                                 18,742       68,709
                                                         ----------   ----------

      Total income                                          765,979    1,243,521
                                                         ----------   ----------

Expenses:

   Depreciation                                             374,997      756,910

   Interest expense                                         105,923       90,258

   Equipment management fees - affiliate                     31,224       42,772

   Operating expenses - affiliate                            37,601       46,600
                                                         ----------   ----------

      Total expenses                                        549,745      936,540
                                                         ----------   ----------

Net income                                               $  216,234   $  306,981
                                                         ==========   ==========

Net income
   per limited partnership unit                          $     0.25   $     0.35
                                                         ==========   ==========
Cash distribution declared
   per limited partnership unit                          $     0.19   $     0.25
                                                         ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   for the three months ended March 31, 1998

                                   (Unaudited)

                                      General        Limited Partners
                                      Partner     -----------------------
                                      Amount        Units        Amount          Total
                                      ------        -----        ------          -----

Balance at December 31, 1997       $  (458,243)   829,521.30   $ 9,649,460    $ 9,191,217

   Net income                           10,812            --       205,422        216,234

   Unrealized gain on investment
      securities - affiliate             2,550            --        48,446         50,996
                                   -----------    ----------   -----------    -----------

Comprehensive income                    13,362            --       253,868        267,230
                                   -----------    ----------   -----------    -----------

Cash distributions declared             (8,186)           --      (155,536)      (163,722)
                                   -----------    ----------   -----------    -----------

Balance at March 31, 1998          $  (453,067)   829,521.30   $ 9,747,792    $ 9,294,725
                                   ===========    ==========   ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997

                                    (Unaudited)



                                                          1998          1997
                                                      -----------   -----------
Cash flows from (used in) operating activities:
Net income                                            $   216,234   $   306,981

Adjustments to reconcile net income to
   net cash from operating activities:
      Depreciation                                        374,997       756,910
      Gain on sale of equipment                           (18,742)      (68,709)

Changes in assets and liabilities
   Decrease (increase) in:
      Rents receivable                                    (77,155)      102,281
      Accounts receivable - affiliate                     271,431       (87,707)
   Increase (decrease) in:
      Accrued interest                                      3,498       (31,422)
      Accrued liabilities                                   1,912        (4,250)
      Accrued liabilities - affiliate                      (7,903)       16,324
      Deferred rental income                              (39,135)      (46,404)
                                                      -----------   -----------

         Net cash from operating activities               725,137       944,004
                                                      -----------   -----------
Cash flows from investing activities:
   Proceeds from equipment sales                           37,998       110,932
                                                      -----------   -----------

         Net cash from investing activities                37,998       110,932
                                                      -----------   -----------
Cash flows used in financing activities:
   Principal payments - notes payable                    (249,842)     (919,023)
   Distributions paid                                    (163,722)     (218,296)
                                                      -----------   -----------

         Net cash used in financing activities           (413,564)   (1,137,319)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents      349,571       (82,383)

Cash and cash equivalents at beginning of period        3,038,635     1,627,768
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 3,388,206   $ 1,545,385
                                                      ===========   ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $   102,425   $   121,680
                                                      ===========   ===========


Supplemental disclosure of non-cash investing and financing activities:

   See Note 5 to the financial statements regarding the recognition of an unrealized gain on the Partnership's investment securities - affiliate during the three months ended March 31, 1998.

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1998

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 have been made and are reflected.

   As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Partnership's net income or partners' capital. Statement 130 requires unrealized gains or losses on the Partnership's available-for-sale securities, which prior to adoption were reported separately in partners' capital, to be included in comprehensive income. During the first quarter of 1998, total comprehensive income amounted to $267,230.

NOTE 2 - CASH

   At March 31, 1998, the Partnership had $3,203,751 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

   Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,938,759 are due as follows:




   For the year ending March 31, 1999              $2,083,661
                                 2000               1,285,780
                                 2001                 845,175
                                 2002                 845,175
                                 2003                 715,577
                           Thereafter                 163,391
                                                   ----------

                                Total              $5,938,759
                                                   ==========

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - EQUIPMENT

   The following is a summary of equipment owned by the Partnership at March 31, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.


                                         Remaining
                                         Lease Term            Equipment
           Equipment Type                (Months)               at Cost
           --------------                --------               -------
Aircraft                                   16-57             $10,081,685
Materials handling                          0-17               3,559,639
Construction & mining                       0-16               2,382,634
Trailers/intermodal containers              0-63               2,106,595
Retail store fixtures                         12                 316,563
Furniture & fixtures                           0                  97,082
Communications                                 0                  67,899
Tractors & heavy duty trucks                   0                  62,319
Photocopying                                   1                  19,367
                                                             -----------

                            Total equipment cost              18,693,783

                        Accumulated depreciation              (8,976,276)
                                                             -----------

      Equipment, net of accumulated depreciation             $ 9,717,507
                                                             ===========


   At March 31, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,452,312, representing approximately 56% of total equipment cost.

   The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $907,000 and $34,000, respectively, at March 31, 1998. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. The summary above also includes equipment being leased on a month-to-month basis.

NOTE 5 - INVESTMENT SECURITIES - AFFILIATE/NOTE RECEIVABLE - AFFILIATE

   On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by Gearbulk Shipowning Ltd (formerly Kristian Gerhard Jebsen Skipsrederi A/S) (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, consisting of 1,987,000 newly issued shares (at $1.50 per share) of common stock in Semele Group, Inc. ("Semele") (formerly Banyan Strategic Land Fund II), a purchase money note of $8,219,500 (the "Note") and cash of $365,375. Semele is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. At the date of the exchange transaction, the common stock of Semele had a net book value of approximately $1.50 per share and closing market value of $1.00 per share. Semele has one principal real estate asset consisting of an undeveloped 274 acre parcel of land near Malibu, California ("Rancho Malibu").

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


   The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Semele and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Semele or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Semele (the "Semele Note").

   As a result of the exchange transaction and its original 66.15% beneficial ownership interest in Dove Arrow, one of the three Vessels, the Partnership received $840,676 in cash, became the beneficial owner of 407,970 shares of Semele common stock (valued at $611,955 ($1.50 per share) at the time of the exchange transaction) and received a beneficial interest in the Semele Note of $898,405. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of Rancho Malibu. The Partnership recognized interest income of $22,460 related to the Semele Note during the three months ended March 31, 1998. The Partnership's interest in the vessel had an original cost and net book value of $5,091,464 and $2,307,445, respectively. The proceeds realized by the Partnership of $1,568,119 resulted in a net loss, for financial statement purposes, of $739,326. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement of $782,917.

   Cash equal to the amount of the Semele Note was placed in escrow for the benefit of Semele in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Semele agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Semele's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Semele, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Semele's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in the size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Semele, EFG or any affiliate; and (ii) an amendment extending Semele's life to perpetual and changing its name from Banyan Strategic Land Fund II. Contemporaneously with the Consent being obtained, Semele declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $81,594 was paid to the Partnership on November 17, 1997. This dividend represented a return of equity to the Partnership, which proportionately reduced the Partnership's investment in Semele. Subsequent to the exchange transaction, Gary D. Engle, President and Chief Executive Officer of EFG, was elected to the Board of Directors and appointed Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG was appointed Semele's President and Chief Operating Officer, and elected to the Board of Directors.

   In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $0.875 per share (the quoted price of the Semele stock on NASDAQ at March 31, 1998) resulting in an unrealized gain in 1998 of $50,996. This gain was reported as a separate component of comprehensive income, included in partners' capital.

NOTE 6 - RELATED PARTY TRANSACTIONS

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


ended March 31, 1998 and 1997 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:





                                          1998           1997
                                       ---------      ---------
   Equipment management fees           $  31,224      $  42,772
   Administrative charges                 16,620          9,756
   Reimbursable operating expenses
       due to third parties               20,981         36,844
                                       ---------      ---------

                        Total          $  68,825      $  89,372
                                       =========      =========

   All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1998, the Partnership was owed $95,945 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1998.

NOTE 7 - NOTES PAYABLE

   Notes payable at March 31, 1998 consisted of installment notes of $5,084,507 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.65% and 8.89%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.63% at March 31, 1998). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to aircraft leased by Finnair OY and Reno Air of $1,367,145 and $823,037, respectively. The carrying amount of notes payable approximates fair value at March 31, 1998.


   The annual maturities of the installment notes payable are as follows:



   For the year ending March 31, 1999             $ 1,259,275
                                 2000               2,026,072
                                 2001                 352,038
                                 2002                 380,710
                                 2003               1,066,412
                                                    ---------

                                Total              $5,084,507
                                                   ==========


NOTE 8 - LEGAL PROCEEDINGS

      On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the Superior

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

      The Plaintiffs have asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

      On March 9, 1998, counsel for the Defendants and the Plaintiffs entered into a Memorandum of Understanding setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Memorandum of Understanding represents a preliminary step towards a comprehensive Stipulation of Settlement between the parties that must be presented to and approved by the Court as a condition precedent to effecting a settlement. The Memorandum of Understanding (i) prescribes a number of conditions necessary to achieving a settlement, including providing the partners (or beneficiaries, as applicable) of the Nominal Defendants with the opportunity to vote on any settlement and (ii) contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Memorandum of Understanding provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national stock exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly-organized equipment leasing programs. To the extent that the parties agree upon a Stipulation of Settlement that is approved by the Court, the complete terms thereof will be communicated to all of the partners (or beneficiaries) of the Nominal Defendants to enable them to vote thereon.

      There can be no assurance that the parties will agree upon a Stipulation of Settlement, or that it will be approved by the Court, or that the outcome of the voting by the partners (or beneficiaries) of the Nominal Defendants, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in any such settlement. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a Stipulation of Settlement will be agreed upon by the parties and approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

   On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The Partnership does not anticipate that it will experience any material losses as a result of this action.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Certain statements in this quarterly report of American Income Fund I-D, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. EFG's computer programs were designed and written using four digits to define the applicable year. As a result, EFG does not anticipate system failure or miscalculations causing disruptions of operations. Based on recent assessments, EFG determined that minimal modification of software is required so that its network operating system will function properly with respect to dates in the year 2000 and thereafter. EFG believes that with these modifications to the existing operating system, the Year 2000 Issue will not pose significant operational problems for its computer systems. EFG will utilize internal resources to upgrade software for Year 2000 modifications and anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating system. The total cost of the Year 2000 project is expected to be insignificant and have no effect on the results of operations of the Partnership.

Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

Overview

   The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 8 to the accompanying financial statements.

Results of Operations

   For the three months ended March 31, 1998, the Partnership recognized lease revenue of $681,454 compared to $1,151,969 for the same period in 1997. The decrease in lease revenue from 1997 to 1998 reflects the effects of primary lease term expirations, the sale of equipment and the exchange in the second quarter of 1997 of the Partnership's interest in a vessel for consideration consisting of newly issued shares of common stock in Semele Group, Inc. (formerly Banyan Strategic Land Fund II) ("Semele"), a note receivable from Semele and cash (see Note 5 to the financial statements herein). During the three months ended March 31, 1997, the

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Partnership recognized revenue of $265,954 related to this vessel. In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and the sale of equipment.

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

   Interest income for the three months ended March 31, 1998 was $65,783 compared to $22,843 for the same period in 1997. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1998 included $22,460 earned on the note receivable from Semele. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

   During the three months ended March, 31, 1998, the Partnership sold equipment having a net book value of $19,256 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes of $18,742 compared to a net gain in 1997 of $68,709 on equipment having a net book value of $42,223.

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

   Depreciation expense for the three months ended March 31, 1998 was $374,997 compared to $756,910 for the same period in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


   Interest expense was $105,923 or 15.5% of lease revenue for the three months ended March 31, 1998 compared to $90,258 or 7.8% of lease revenue for the same period in 1997. The increase in interest expense from 1997 to 1998 reflects an underaccrual during the three months ended March 31, 1997. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were approximately 4.6% of lease revenue during the three months ended March 31, 1998 compared to 3.7% of lease revenue for the same period in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. The decrease in operating expenses from 1997 to 1998 reflects costs incurred in 1997 in connection with the remarketing of certain equipment. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $725,137 and $944,004 during the three months ended March 31, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1998, the Partnership realized $37,998 in equipment sale proceeds compared to $110,932 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

   In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 1998, the Partnership increased

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


the carrying value of its investment in Semele common stock to $0.875 per share (the quoted price of the Semele stock on NASDAQ at March 31, 1998) resulting in an unrealized gain in 1998 of $50,996. This gain was reported as a component of comprehensive income, included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carry forwards and can provide an attractive economic return to the Partnership.

   The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near term, the amount of cash used to repay debt obligations is expected to be consistent with the quarter ended March 31, 1998. Subsequently, the amount of such repayments is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. In addition, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to aircraft leased by Finnair OY and Reno Air of $1,367,145 and $823,037, respectively.

   Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $163,722. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $155,536, and the General Partner was allocated 5%, or $8,186. The first quarter 1998 cash distribution was paid on April 14, 1998.

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

   The future liquidity of the Partnership will be influenced by the foregoing, as well as the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements. The General Partner anticipates that cash proceeds resulting from the collection of contractual rents and the outcome of residual activities will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities Accordingly, fluctuations in the level of quarterly cash distributions are anticipated.

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


           AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


                     By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                     By:   /s/  Michael J. Butterfield
                           -----------------------------------------
                           Michael J. Butterfield
                           Treasurer of AFG Leasing VI Incorporated
                           (Duly Authorized Officer and
                           Principal Accounting Officer)


                     Date: May 15, 1998
                           -----------------------------------------


                     By:   /s/  Gary Romano
                           -----------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing VI Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                     Date: May 15, 1998
                           -----------------------------------------