Form 10-Q
period 1998-06-30
AMERICAN INCOME FUND I-D
filed 1998-08-14
CIK 868680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                              --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to______________________




For Quarter Ended June 30, 1998                Commission File No. 0-20030


          American Income Fund I-D, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                   04-3122696
----------------------------------              ------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification No.)

88 Broad Street, Boston, MA                            02110
----------------------------------------        ------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                       Page
                                                                      ------
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1998 and December 31, 1997                           3

      Statement of Operations
        for the three and six months ended June 30, 1998 and 1997        4

      Statement of Changes in Partners' Capital
        for the six months ended June 30, 1998                           5

      Statement of Cash Flows
        for the six months ended June 30, 1998 and 1997                  6

      Notes to the Financial Statements                               7-12


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations          13-17


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                         18

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1998 and December 31, 1997

                                   (Unaudited)


                                                              June 30,     December 31,
                                                               1998           1997
                                                           ------------    ------------
ASSETS

Cash and cash equivalents ..............................   $  3,505,221    $  3,038,635

Rents receivable .......................................        200,409         147,712

Accounts receivable - affiliate ........................        146,769         367,376

Note receivable - affiliate ............................        898,405         898,405

Investment securities - affiliate ......................        331,476         305,975

Equipment at cost, net of accumulated depreciation
   of $9,251,564 and $8,800,492 at June 30, 1998
   and December 31, 1997, respectively .................      9,344,461      10,111,760
                                                           ------------    ------------

          Total assets .................................   $ 14,426,741    $ 14,869,863
                                                           ------------    ------------
                                                           ------------    ------------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable ..........................................   $  4,829,653    $  5,334,349
Accrued interest .......................................         43,020          36,923
Accrued liabilities ....................................        274,548           9,200
Accrued liabilities - affiliate ........................            823          27,939
Deferred rental income .................................         67,378         106,513
Cash distributions payable to partners .................        163,722         163,722
                                                           ------------    ------------

          Total liabilities ............................      5,379,144       5,678,646
                                                           ------------    ------------

Partners' capital (deficit):
   General Partner .....................................       (465,424)       (458,243)
   Limited Partnership Interests
   (829,521.3 Units; initial purchase price of $25 each)      9,513,021       9,649,460
                                                           ------------    ------------

          Total partners' capital ......................      9,047,597       9,191,217
                                                           ------------    ------------

          Total liabilities and partners' capital ......   $ 14,426,741    $ 14,869,863
                                                           ------------    ------------
                                                           ------------    ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                           Three Months                   Six Months
                                           Ended June 30,                Ended June 30,
                                         1998          1997           1998          1997
                                     -----------    -----------    -----------   -----------
Income:

    Lease revenue ................   $   699,361    $ 1,574,824    $ 1,380,815   $ 2,726,793

    Interest income ..............        41,400         18,810         84,723        41,653

    Interest income - affiliate ..        22,739           --           45,199          --

    Gain on sale of equipment ....        31,326        303,037         50,068       371,746

    Loss on exchange of equipment           --         (739,326)          --        (739,326)
                                     -----------    -----------    -----------   -----------

         Total income ............       794,826      1,157,345      1,560,805     2,400,866
                                     -----------    -----------    -----------   -----------


Expenses:

    Depreciation .................       372,082        588,730        747,079     1,345,640

    Interest expense .............        99,831        145,462        205,754       235,720

    Equipment management fees
      - affiliate ................        32,758         49,309         63,982        92,081

    Operating expenses - affiliate       348,066         52,333        385,667        98,933
                                     -----------    -----------    -----------   -----------

         Total expenses ..........       852,737        835,834      1,402,482     1,772,374
                                     -----------    -----------    -----------   -----------


Net income (loss) ................   $   (57,911)   $   321,511    $   158,323   $   628,492
                                     -----------    -----------    -----------   -----------
                                     -----------    -----------    -----------   -----------

Net income (loss)
   per limited partnership unit ..   $     (0.07)   $      0.37    $      0.18   $      0.72
                                     -----------    -----------    -----------   -----------
                                     -----------    -----------    -----------   -----------
Cash distributions declared
   per limited partnership unit ..   $      0.19    $      0.25    $      0.38   $      0.50
                                     -----------    -----------    -----------   -----------
                                     -----------    -----------    -----------   -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 1998

                                   (Unaudited)


                                     General         Limited Partners
                                     Partner      -----------------------
                                      Amount        Units       Amount         Total
                                   -----------    ---------   -----------    -----------
Balance at December 31, 1997 ...   $  (458,243)     829,521.3 $ 9,649,460    $ 9,191,217

   Net income ..................         7,916         --         150,407        158,323

   Unrealized gain on investment
      securities - affiliate ...         1,275         --          24,226         25,501
                                   -----------    ---------   -----------    -----------

Comprehensive income ...........         9,191         --         174,633        183,824
                                   -----------    ---------   -----------    -----------

Cash distributions declared ....       (16,372)        --        (311,072)      (327,444)
                                   -----------    ---------   -----------    -----------

Balance at June 30, 1998 .......   $  (465,424)     829,521.3 $ 9,513,021    $ 9,047,597
                                   -----------    ---------   -----------    -----------
                                   -----------    ---------   -----------    -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                                                       1998          1997
                                                                                   -----------    -----------
Cash flows from (used in) operating activities:
Net income .....................................................................   $   158,323    $   628,492

Adjustments to reconcile net income to net cash from operating activities:
       Depreciation ............................................................       747,079      1,345,640
       Gain on sale of equipment ...............................................       (50,068)      (371,746)
       Loss on exchange of equipment ...........................................          --          739,326

Changes in assets and liabilities Decrease (increase) in:
       rents receivable ........................................................       (52,697)       266,094
       accounts receivable - affiliate .........................................       220,607       (141,482)
    Increase (decrease) in:
       accrued interest ........................................................         6,097        (53,919)
       accrued liabilities .....................................................       265,348         (7,750)
       accrued liabilities - affiliate .........................................       (27,116)       (11,220)
       deferred rental income ..................................................       (39,135)       (45,881)
                                                                                   -----------    -----------

               Net cash from operating activities ..............................     1,228,438      2,347,554
                                                                                   -----------    -----------

Cash flows from investing activities:
    Proceeds from equipment sales ..............................................        70,288        642,928
                                                                                   -----------    -----------

               Net cash from investing activities ..............................        70,288        642,928
                                                                                   -----------    -----------

Cash flows used in financing activities:
    Principal payments - notes payable .........................................      (504,696)    (1,856,324)
    Distributions paid .........................................................      (327,444)      (436,592)
                                                                                   -----------    -----------

               Net cash used in financing activities ...........................      (832,140)    (2,292,916)
                                                                                   -----------    -----------

Net increase in cash and cash equivalents ......................................       466,586        697,566

Cash and cash equivalents at beginning of period ...............................     3,038,635      1,627,768
                                                                                   -----------    -----------

Cash and cash equivalents at end of period .....................................   $ 3,505,221    $ 2,325,334
                                                                                   -----------    -----------
                                                                                   -----------    -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest ...................................   $   199,657    $   289,639
                                                                                   -----------    -----------
                                                                                   -----------    -----------
Supplemental disclosure of non-cash investing and financing activities: See Note
    5 to the financial statements.

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six month periods ended June 30, 1998 and 1997 have been made and are reflected.

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and the display of comprehensive income and its components; however, the adoption of this statement had no impact on the Partnership's net income or partners' capital. Statement 130 requires unrealized gains or losses on the Partnership's available-for-sale securities, which prior to adoption were reported separately in partners' capital to be included in comprehensive income. During the six months ended June 30, 1998, total comprehensive income amounted to $183,824.

     Certain reclassifications have been made to the financial statements for the six months ended June 30, 1997 to conform to the 1997 Annual Report presentation.

NOTE 2 - CASH

     At June 30, 1998, the Partnership had $3,395,554 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,420,834 are due as follows:


       For the year ending June 30,      1999        $     1,918,804
                                         2000              1,144,007
                                         2001                845,175
                                         2002                845,175
                                         2003                585,978
                                   Thereafter                 81,695
                                                     ---------------
                                        Total        $     5,420,834
                                                     ---------------
                                                     ---------------

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                                      Remaining
                                                                      Lease Term    Equipment
          Equipment Type                                                (Months)      at Cost
---------------------------------                                     ----------   ------------
Aircraft                                                                  13-54    $ 10,081,685
Materials handling                                                         0-14       3,538,786
Construction & mining                                                      0-13       2,382,634
Trailers/intermodal containers                                             0-63       2,049,057
Retail store fixtures                                                         9         316,563
Furniture & fixtures                                                          0          97,082
Communications                                                                0          67,899
Tractors & heavy duty trucks                                                  0          62,319
                                                                                   ------------

                                            Total equipment cost                     18,596,025

                                        Accumulated depreciation                    (9,251,564)
                                                                                   ------------
                      Equipment, net of accumulated depreciation                   $  9,344,461
                                                                                   ------------
                                                                                   ------------

     At June 30, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,452,312, representing approximately 56% of total equipment cost.

     The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $907,000 and $21,000, respectively, at June 30, 1998. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. The summary above also includes equipment being leased on a month-to-month basis.


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

     As a result of the exchange transaction and its original 66.15% beneficial ownership interest in Dove Arrow, one of the three Vessels, the Partnership received $840,676 in cash, became the beneficial owner of 407,970 shares of Semele common stock (valued at $611,955 ($1.50 per share) at the time of the exchange transaction) and received a beneficial interest in the Semele Note of $898,405. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of Rancho Malibu. The Partnership recognized interest income of $45,199 related to the Semele Note during the six months ended June 30, 1998. The Partnership's interest in the vessel had an original cost and net book value of $5,091,464 and $2,307,445, respectively. The proceeds realized by the Partnership of $1,568,119 resulted in a net loss, for financial statement purposes, of $739,326. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement of $782,917.

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

     In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Partnership to 40,797 shares. During the six months ended June 30, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $8.125 per share (the quoted price of the Semele stock on NASDAQ at June 30, 1998) resulting in an unrealized gain in 1998 of $25,501. This gain was reported as a separate component of comprehensive income, included in partners' capital.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)



NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1998 and 1997 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                          1998      1997
                                        --------   --------
Equipment management fees               $ 63,982   $ 92,081
Administrative charges                    33,240     29,304
Reimbursable operating expenses
     due to third parties                352,427     69,629
                                        --------   --------
                                Total   $449,649   $191,014
                                        --------   --------
                                        --------   --------

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1998, the Partnership was owed $146,769 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1998.


NOTE 7 - NOTES PAYABLE

     Notes payable at June 30, 1998 consisted of installment notes of $4,829,653 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.65% and 8.89%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at June 30, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to its interest in aircraft leased by Finnair OY and Reno Air of $1,367,145 and $823,037, respectively. The carrying amount of notes payable approximates fair value at June 30, 1998.

    The annual maturities of the installment notes payable are as follows:

For the year ending June 30, 1999   $2,535,561
                             2000      576,178
                             2001      358,997
                             2002      388,236
                             2003      970,681
                                    ----------

                            Total   $4,829,653
                                    ----------
                                    ----------

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)



NOTE 8 - LEGAL PROCEEDINGS

     On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. The Stipulation of Settlement contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to vote on the participation of their partnership in the restructuring. To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court, or that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in the restructuring. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

     On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


 ("National Steel"), under a certain Master Lease Agreement
("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Partnership does not anticipate that it will experience any material losses as a result of this action.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report of American Income Fund I-D, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

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


Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

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


Results of Operations

     For the three and six months ended June 30, 1998, the Partnership recognized lease revenue of $699,361 and $1,380,815, respectively, compared to $1,574,824 and $2,726,793 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 reflects the effects of primary lease term expirations, the sale of equipment and the exchange in the second quarter of 1997 of the Partnership's interest in a vessel for consideration consisting of newly issued shares of common stock in Semele Group, Inc. (formerly Banyan Strategic Land Fund II) ("Semele"), a note receivable from Semele and cash (see
Note 5 to the financial statements herein). During the six months ended June 30, 1997, the Partnership recognized revenue of $1,045,105 related to this vessel. In the future, lease revenue will continue to decline due to lease expirations and the sale of equipment.

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

     For the three and six months ended June 30, 1998, the Partnership earned interest income of $64,139 and $129,922, respectively, compared to $18,810 and $41,653 for the same periods in 1997. Interest income during the three and six months ended June 30, 1998 included $22,739 and $45,199, respectively earned on the note receivable from Semele. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

     During the three and six months ended June 30, 1998, the Partnership sold equipment having a net book value of $964 and $20,220, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $31,326 and $50,068, respectively, compared to a net gain for the same periods in 1997 of $303,037 and $371,746 on equipment having a net book value of $171,200 and $213,423, respectively. During the three months ended June 30, 1997, the Partnership also exchanged its interest in a vessel with an original cost and net book value of $5,091,464 and $2,307,445, respectively. In connection with this exchange, the Partnership realized proceeds of $1,568,119, which resulted in a net loss, for financial statement purposes, of $739,326. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received prepayment of the remaining contracted rent due under the vessel's lease agreement in the amount of $782,917. See below for further discussion related to the vessel.

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

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gains or losses reported in the financial statements may not be indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense for the three and six months ended June 30, 1998 was $372,082 and $747,079, respectively, compared to $588,730 and $1,345,640, for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $99,831 and $205,754 for the three and six months ended June 30, 1998, respectively, compared to $145,462 and $235,720 for the same periods in 1997. Interest expense is expected to continue to

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 4.7% and 4.6% of lease revenue during the three and six months ended June 30, 1998, respectively, compared to 3.1% and 3.4% of lease revenue during the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $348,066 and $385,667 during the three and six months ended June 30, 1998, respectively, compared to $52,333 and $98,933 for the same periods in 1997. During the six months ended June 30, 1998, the Partnership incurred or accrued approximately $279,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,228,438 and $2,347,554 for the six months ended June 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the six months ended June 30, 1998, the Partnership realized net cash proceeds of $70,288 compared to $642,928 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     As a result of the exchange transaction (see Results of Operations) the Partnership holds a beneficial interest in the Semele Note of $898,405 and became the beneficial owner of 407,970 shares of Semele common stock valued at $611,955 ($1.50 per share) at the date of the transaction.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Partnership to 40,797 shares. During the six months ended June 30, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $8.125 per share (the quoted price of the Semele stock on NASDAQ at June 30, 1998) resulting in an unrealized gain in 1998 of $25,501. This gain was reported as a component of comprehensive income, included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carry forwards and can provide an attractive economic return to the Partnership.

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

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $327,444. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $311,072, and the General Partner was allocated 5%, or $16,372. The second quarter 1998 cash distribution was paid on July 14, 1998.

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



          AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


                         By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                         By:
                                 ----------------------------------------------
                                  Michael J. Butterfield
                                  Treasurer of AFG Leasing VI Incorporated
                                  (Duly Authorized Officer and
                                  Principal Accounting Officer)


                         Date:
                                 ----------------------------------------------


                         By:
                                 ----------------------------------------------
                                  Gary M. Romano
                                  Clerk of AFG Leasing VI Incorporated
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)


                         Date:
                                 ----------------------------------------------

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



          AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


                         By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                         By:      /s/  Michael J. Butterfield
                                 ----------------------------------------------
                                  Michael J. Butterfield
                                  Treasurer of AFG Leasing VI Incorporated
                                  (Duly Authorized Officer and
                                  Principal Accounting Officer)


                         Date:    August 14, 1998
                                 ----------------------------------------------


                         By:      /s/  Gary M. Romano
                                 ----------------------------------------------
                                  Gary M. Romano
                                  Clerk of AFG Leasing VI Incorporated
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)


                         Date:    August 14, 1998
                                 ----------------------------------------------