Form 10-Q
period 1999-09-30
AMERICAN INCOME FUND I-D
filed 1999-11-12
CIK 868680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                                    -------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------



For Quarter Ended September 30, 1999              Commission File No. 0-20030


         American Income Fund I-D, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                           04-3122696
-------------                                        ---------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)

88 Broad Street, Boston, MA                             02110
---------------------------                          ---------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at September 30, 1999 and December 31, 1998                               3

      Statement of Operations
        for the three and nine months ended September 30, 1999 and 1998           4

      Statement of Changes in Partners' Capital
        for the nine months ended September 30, 1999                              5

      Statement of Cash Flows
        for the nine months ended September 30, 1999 and 1998                     6

      Notes to the Financial Statements                                        7-12


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   13-18


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                  19

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)




                                                                September 30,        December 31,
                                                                    1999                 1998
                                                                ------------         ------------
ASSETS

Cash and cash equivalents                                       $  4,385,157         $  3,837,781

Rents receivable                                                     234,564              259,427

Accounts receivable - affiliate                                       59,517               63,066

Note receivable - affiliate                                          898,405              898,405

Investment securities - affiliate                                    221,834              168,288

Equipment at cost, net of accumulated depreciation
   of $7,556,061 and $8,780,173 at September 30, 1999
   and December 31, 1998, respectively                             7,880,046            8,720,013
                                                                ------------         ------------

          Total assets                                          $ 13,679,523         $ 13,946,980
                                                                ============         ============

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                   $  3,280,553         $  4,192,148
Accrued interest                                                      21,832               32,264
Accrued liabilities                                                  190,126              277,500
Accrued liabilities - affiliate                                       18,267               16,565
Deferred rental income                                                68,578               64,685
Cash distributions payable to partners                               163,722              163,722
                                                                ------------         ------------

          Total liabilities                                        3,743,078            4,746,884
                                                                ------------         ------------

Partners' capital (deficit):
   General Partner                                                  (420,981)            (457,798)
   Limited Partnership Interests
   (829,521.3 Units; initial purchase price of $25 each)          10,357,426            9,657,894
                                                                ------------         ------------

          Total partners' capital                                  9,936,445            9,200,096
                                                                ------------         ------------

          Total liabilities and partners' capital               $ 13,679,523         $ 13,946,980
                                                                ============         ============


                     The accompanying notes are an integral
                       part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)




                                                         Three Months                         Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                    1999              1998              1999              1998
                                                 ----------        ----------        ----------        ----------
Income:

    Lease revenue                                $  555,141        $  682,139        $1,864,006        $2,062,954

    Interest income                                  56,130            47,261           154,198           131,984

    Interest income - affiliate                      22,645            21,998            67,197            67,197

    Gain on sale of equipment                        71,006            77,727           425,018           127,795
                                                 ----------        ----------        ----------        ----------

         Total income                               704,922           829,125         2,510,419         2,389,930
                                                 ----------        ----------        ----------        ----------

Expenses:

    Depreciation                                    280,347           329,025           838,848         1,076,104

    Interest expense                                 63,642            93,906           211,518           299,660

    Equipment management fees - affiliate            26,140            31,254            87,035            95,236

    Operating expenses - affiliate                   47,217            58,312           199,050           443,979
                                                 ----------        ----------        ----------        ----------

         Total expenses                             417,346           512,497         1,336,451         1,914,979
                                                 ----------        ----------        ----------        ----------

Net income                                       $  287,576        $  316,628        $1,173,968        $  474,951
                                                 ==========        ==========        ==========        ==========

Net income
   per limited partnership unit                  $     0.33        $     0.36        $     1.34        $     0.54
                                                 ==========        ==========        ==========        ==========

Cash distributions declared
   per limited partnership unit                  $     0.19        $     0.19        $     0.56        $     0.56
                                                 ==========        ==========        ==========        ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  for the nine months ended September 30, 1999

                                   (Unaudited)



                                          General                   Limited Partners
                                          Partner            ------------------------------
                                           Amount              Units             Amount               Total
                                        ------------         ----------        ------------         ------------
Balance at December 31, 1998            $   (457,798)        829,521.30        $  9,657,894         $  9,200,096

   Net income                                 58,698                 --           1,115,270            1,173,968

   Unrealized gain on investment
      securities - affiliate                   2,677                 --              50,869               53,546
                                        ------------         ----------        ------------         ------------

Comprehensive income                          61,375                 --           1,166,139            1,227,514
                                        ------------         ----------        ------------         ------------

Cash distributions declared                  (24,558)                --            (466,607)            (491,165)
                                        ------------         ----------        ------------         ------------

Balance at September 30, 1999           $   (420,981)        829,521.30        $ 10,357,426         $  9,936,445
                                        ============         ==========        ============         ============



                     The accompanying notes are an integral
                       part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)




                                                                                     1999                1998
                                                                                  -----------         -----------
Cash flows from (used in) operating activities:
Net income                                                                        $ 1,173,968         $   474,951

Adjustments to reconcile net income to net cash from operating activities:
       Depreciation                                                                   838,848           1,076,104
       Gain on sale of equipment                                                     (425,018)           (127,795)

Changes in assets and liabilities
    Decrease (increase) in:
       Rents receivable                                                                24,863            (107,531)
       Accounts receivable - affiliate                                                  3,549             211,234
    Increase (decrease) in:
       Accrued interest                                                               (10,432)             (2,029)
       Accrued liabilities                                                            (87,374)            272,300
       Accrued liabilities - affiliate                                                  1,702              (6,548)
       Deferred rental income                                                           3,893             (38,163)
                                                                                  -----------         -----------

               Net cash from operating activities                                   1,523,999           1,752,523
                                                                                  -----------         -----------

Cash flows from investing activities:
    Proceeds from equipment sales                                                     426,137             152,494
                                                                                  -----------         -----------

               Net cash from investing activities                                     426,137             152,494
                                                                                  -----------         -----------

Cash flows used in financing activities:
    Principal payments - notes payable                                               (911,595)           (838,236)
    Distributions paid                                                               (491,165)           (491,165)
                                                                                  -----------         -----------

               Net cash used in financing activities                               (1,402,760)         (1,329,401)
                                                                                  -----------         -----------

Net increase in cash and cash equivalents                                             547,376             575,616

Cash and cash equivalents at beginning of period                                    3,837,781           3,038,635
                                                                                  -----------         -----------

Cash and cash equivalents at end of period                                        $ 4,385,157         $ 3,614,251
                                                                                  ===========         ===========


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $   221,950         $   301,689
                                                                                  ===========         ===========

Supplemental disclosure of non-cash investing and financing activities:
     See Note 5 to the financial statements regarding the increase of the Partnership's carrying value of its investment securities - affiliate during the nine months ended September 30, 1999


                     The accompanying notes are an integral
                       part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS

     At September 30, 1999, American Income Fund I-D, a Massachusetts Limited Partnership (the "Partnership") had $4,272,394 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 8 regarding the Class Action Lawsuit. Future minimum rents of $3,753,256 are due as follows:

     For the year ending September 30, 2000          $1,444,184
                                       2001           1,006,985
                                       2002             846,521
                                       2003             455,566
                                                     ----------

                                       Total         $3,753,256
                                                     ==========


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

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                               Remaining
                                                               Lease Term          Equipment
           Equipment Type                                       (Months)             At Cost
           --------------                                       --------             -------
Aircraft                                                           3-39            $10,081,685
Materials handling                                                 0-27              2,399,053
Trailers/intermodal containers                                    39-45              2,041,054
Construction & mining                                                 0                500,670
Retail store fixtures                                                10                316,563
Furniture & fixtures                                                  0                 97,082
                                                                                   -----------

                                                   Total equipment cost             15,436,107

                                               Accumulated depreciation             (7,556,061)
                                                                                   -----------
                             Equipment, net of accumulated depreciation            $ 7,880,046
                                                                                   ===========


     At September 30, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,439,317, representing approximately 81% of total equipment cost.

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $10,082,000 and a net book value of approximately $7,205,000 at September 30, 1999 (see Note 7).

     The summary above includes fully depreciated equipment held for re-lease or sale with an original cost of approximately $501,000. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - INVESTMENT SECURITIES - AFFILIATE/NOTE RECEIVABLE - AFFILIATE

     As a result of an exchange transaction in 1997, the Partnership owns 40,797 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $898,405. The Semele Note matures in April 2000 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Partnership recognized interest income of $67,197 related to the Semele Note during each of the nine months ended September 30, 1999 and 1998,

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 1999, the Partnership increased the carrying value of its investment in Semele common stock to $5.4375 per share (the quoted price on the NASDAQ SmallCap market at September 30, 1999), resulting in an unrealized gain of $53,546. This gain was reported as a component of comprehensive income included in partners' capital.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1999 and 1998 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                               1999            1998
                                             --------        --------
Equipment management fees                    $ 87,035          95,236
Administrative charges                         94,708          49,860
Reimbursable operating expenses
    due to third parties                      104,342         394,119
                                             --------        --------

                                Total        $286,085        $539,215
                                             ========        ========


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1999, the Partnership was owed $59,517 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section 9.4(c) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $25,000 and $18,000, respectively.


NOTE 7 - NOTES PAYABLE

     Notes payable at September 30, 1999 consisted of installment notes of $3,280,553 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.09% and 8.65%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.38% at September 30, 1999). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($823,037) and Finnair OY ($484,268 and $129,116). The Finnair OY indebtedness matures in January 2000 and April 2001, respectively. The Reno Air indebtedness matures in January 2003. The carrying amount of notes payable approximates fair value at September 30, 1999.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     The annual maturities of the installment notes payable are as follows:

     For the year ending September 30, 2000         $1,377,330
                                       2001            649,605
                                       2002            399,882
                                       2003            853,736
                                                    ----------

                                       Total        $3,280,553
                                                    ==========


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

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remains pending due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution that is part of the proposed settlement and Consolidation.

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

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"). The Complaint sought reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Partnership for the disputed sales tax items referenced above. This matter did not have a material effect on the Partnership's financial position or results of operations.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

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

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $555,141 and $1,864,006, respectively, compared to $682,139 and $2,062,954 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 reflects the effects of lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

     Interest income for the three and nine months ended September 30, 1999 was $78,775 and $221,395, respectively, compared to $69,259 and $199,181 for the same periods in 1998. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in both 1999 and 1998 included $67,197 earned on a note receivable from Semele Group, Inc. ("Semele") (see Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors. In addition, the note receivable from Semele is scheduled to mature in April 2000.

     During the three and nine months ended September 30, 1999, the Partnership sold fully depreciated equipment and equipment having a net book value of $1,119, respectively. These sales resulted in a net gain, for financial statement purposes, of $71,006 and $425,018, respectively, compared to a net gain for the same periods in 1998 of $77,727 and $127,795 on equipment having a net book value of $4,479 and $24,699, respectively.

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

     Depreciation expense for the three and nine months ended September 30, 1999 was $280,347 and $838,848, respectively, compared to $329,025 and $1,076,104 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $63,642 and $211,518 or 11.5% and 11.3% of lease revenue for the three and nine months ended September 30, 1999, respectively, compared to $93,906 and $299,660 or 13.8% and 14.5% of lease revenue for the same periods in 1998. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.7% of lease revenue during each of the three and nine month periods ended September 30, 1999, compared to 4.6% of lease revenue during the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $47,217 and $199,050 for the three and nine months ended September 30, 1999, respectively, compared to $58,312 and $443,979 for the same periods in 1998. Operating expenses in the nine months ended September 30, 1999 include an adjustment for 1998 actual administrative charges and third-party costs of approximately $43,000. During 1998, the Partnership accrued $279,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,523,999 and $1,752,523 during the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will continue to decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Partnership realized $426,137 in equipment sale proceeds compared to $152,494 for the same period in 1998. Future inflows of cash from

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At September 30, 1999, the Partnership was due aggregate future minimum lease payments of $3,753,256 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $3,280,553 (see Note 7 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses.

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

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future years, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($823,037) and Finnair OY ($484,268 and $129,116). On April 29, 1999, the Programs entered into agreements with a third-party lender to extend the maturity dates of the Programs' indebtedness related to the two aircraft leased to Finnair OY. Consistent with the extension terms of the lease agreements for these aircraft, the maturity dates of the indebtedness were extended to January 2000 ($484,268) and April 2001 ($129,116), respectively. The Reno Air indebtedness matures in January 2003.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the nine months ended September 30, 1999, the Partnership recorded an unrealized gain on available-for-sale securities of $53,546. This gain was reported as a component of comprehensive income included in partners' capital.

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

     Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. Individually, these repairs can cost in excess of $1 million and, collectively, they could require the disbursement of several million dollars, depending upon the extent of refurbishment. In addition, the Partnership's equipment portfolio includes an interest in three Stage 2 aircraft having scheduled lease expiration dates of December 31, 1999. The lessee has given the Partnership notice of its intention to return the aircraft at the expiration of the lease terms. These aircraft are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2 million. Although the Partnership is not required to retro-fit its aircraft with hush-kits, insufficient liquidity could jeopardize the re-marketing of these aircraft. Collectively, the aggregation of the Partnership's potential liquidity needs related to aircraft and other working capital requirements could be significant. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage, particularly in connection with the Partnership's aircraft interests.

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 8 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the third quarter of 1999. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 8 to the accompanying financial statements.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $491,165. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 95% of these distributions, or $466,607, and the General Partner was allocated 5%, or $24,558. The third quarter 1999 cash distribution was paid on October 15, 1999.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The future liquidity of the Partnership will be influenced by, among other factors, prospective market conditions, technological changes, the ability of EFG to manage and remarket the Partnership's assets, and many other events and circumstances that could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio. However, the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations.

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


                   Date:    November 12, 1999
                            ----------------------------------------------


                   By:      /s/  Gary Romano
                            ----------------------------------------------
                            Gary M. Romano
                            Clerk of AFG Leasing VI Incorporated
                            (Duly Authorized Officer and
                            Principal Financial Officer)


                   Date:    November 12, 1999
                            ----------------------------------------------