Form 10-Q
period 2000-03-31
AMERICAN INCOME FUND I-D
filed 2000-05-15
CIK 868680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2000
                               ------------------------------------------------
                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------    ---------------------

For Quarter Ended March 31, 2000                   Commission File No. 0-20030

          AMERICAN INCOME FUND I-D, A MASSACHUSETTS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                               04-3122696
---------------------------------                         ---------------------
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                           Identification No.)

88 BROAD STREET, BOSTON, MA                                   02110
-----------------------------------                       ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ----------------------------


-------------------------------------------------------------------------------
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
Yes         No
   ----        ----

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX


                                                                                   PAGE
                                                                                 --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 2000 and December 31, 1999                                3

         Statement of Operations
              for the three months ended March 31, 2000 and 1999                     4

         Statement of Changes in Partners' Capital
              for the three months ended March 31, 2000                              5

         Statement of Cash Flows
              for the three months ended March 31, 2000 and 1999                     6

         Notes to the Financial Statements                                        7-10

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                11-16

PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                    17


                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 2000 and December 31, 1999

                                   (Unaudited)


                                                               March 31,      December 31,
                                                                 2000             1999
                                                            ------------    --------------
ASSETS

Cash and cash equivalents                                   $  1,276,626    $  4,377,118

Rents receivable                                                  80,356          82,106

Accounts receivable                                               28,467            --

Accounts receivable - affiliate                                  100,960         112,020

Note receivable                                                3,050,000            --

Note receivable - affiliate                                      898,405         898,405

Investment securities - affiliate                                219,284         234,583

Equipment at cost, net of accumulated depreciation
   of $7,782,890 and $7,819,264 at March 31, 2000
   and December 31, 1999, respectively                         7,388,598       7,598,844
                                                            ------------    ------------
        Total assets                                        $ 13,042,696    $ 13,303,076
                                                            ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                               $  2,921,543    $  2,864,284
Accrued interest                                                  24,474          19,888
Accrued liabilities                                              220,147         438,581
Accrued liabilities - affiliate                                   31,535          18,390
Deferred rental income                                            44,468          68,317
Cash distributions payable to partners                              --           163,722
                                                            ------------    ------------
        Total liabilities                                      3,242,167       3,573,182
                                                            ------------    ------------

Partners' capital (deficit):
   General Partner                                              (427,776)       (431,308)
   Limited Partnership Interests
   (829,521.30 Units; initial purchase price of $25 each)     10,228,305      10,161,202
                                                            ------------    ------------
        Total partners' capital                                9,800,529       9,729,894
                                                            ------------    ------------
        Total liabilities and partners' capital             $ 13,042,696    $ 13,303,076
                                                            ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                               2000       1999
                                             --------   --------
Income:

     Lease revenue                           $355,850   $640,295

     Interest income                           78,899     42,042

     Interest income - affiliate               22,398     22,152

     Gain on sale of equipment                  6,000     20,411
                                             --------   --------
         Total income                         463,147    724,900
                                             --------   --------

Expenses:

     Depreciation                             210,246    279,379

     Interest expense                          64,580     77,913

     Equipment management fees - affiliate     16,308     29,515

     Operating expenses - affiliate            86,079     48,065
                                             --------   --------
         Total expenses                       377,213    434,872
                                             --------   --------

Net income                                   $ 85,934   $290,028
                                             ========   ========

Net income
     per limited partnership unit            $   0.10   $   0.33
                                             ========   ========

Cash distribution declared
     per limited partnership unit            $   --     $   0.19
                                             ========   ========


                     The accompanying notes are an integral
                       part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL for the three months ended March 31, 2000

                                   (Unaudited)


                                       GENERAL         LIMITED PARTNERS
                                      PARTNER      --------------------------
                                       AMOUNT         UNITS        AMOUNT           TOTAL
                                   -------------   ----------   ------------    ------------
Balance at December 31, 1999       $   (431,308)   829,521.30   $ 10,161,202    $  9,729,894

   Net income                             4,297          --           81,637          85,934

   Unrealized loss on investment
      securities - affiliate               (765)         --          (14,534)        (15,299)
                                   ------------    ----------   ------------    ------------

Comprehensive income                      3,532          --           67,103          70,635
                                   ------------    ----------   ------------    ------------

Balance at March 31, 2000          $   (427,776)   829,521.30   $ 10,228,305    $  9,800,529
                                   ============    ==========   ============    ============










                     The accompanying notes are an integral
                       part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)


                                                                  2000           1999
                                                             -----------    -----------
Cash flows from (used in) operating activities:
Net income                                                   $    85,934    $   290,028

Adjustments to reconcile net income to
    net cash from operating activities:
         Depreciation                                            210,246        279,379
         Gain on sale of equipment                                (6,000)       (20,411)

Changes in assets and liabilities
  Decrease (increase) in:
         Rents receivable                                          1,750        100,205
         Accounts receivable                                     (28,467)          --
         Accounts receivable - affiliate                          11,060       (102,191)
     Increase (decrease) in:
         Accrued interest                                          4,586         (6,132)
         Accrued liabilities                                    (218,434)       (33,900)
         Accrued liabilities - affiliate                          13,145          9,768
         Deferred rental income                                  (23,849)         1,212
                                                             -----------    -----------
              Net cash from operating activities                  49,971        517,958
                                                             -----------    -----------

Cash flows from (used in) investing activities:
     Proceeds from equipment sales                                 6,000         21,530
     Note receivable                                          (3,050,000)          --
                                                             -----------    -----------
              Net cash from (used in) investing activities    (3,044,000)        21,530
                                                             -----------    -----------
Cash flows from (used in) financing activities:
     Proceeds from notes payable                                 194,987           --
     Principal payments - notes payable                         (137,728)      (350,019)
     Distributions paid                                         (163,722)      (163,722)
                                                             -----------    -----------
              Net cash used in financing activities             (106,463)      (513,741)
                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents          (3,100,492)        25,747

Cash and cash equivalents at beginning of period               4,377,118      3,837,781
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $ 1,276,626    $ 3,863,528
                                                             ===========    ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                $    59,994    $    84,045
                                                             ===========    ===========


Supplemental disclosure of non-cash activity:

     See Note 6 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the three months ended March 31, 2000.

                     The accompanying notes are an integral
                       part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 2000

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three month periods ended March 31, 2000 and 1999 have been made and are reflected.

NOTE 2 - CASH

     At March 31, 2000, American Income Fund I-D, a Massachusetts Limited Partnership (the "Partnership") had $1,162,807 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 8 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $2,904,385 are due as follows:

For the year ending March 31, 2001   $1,176,622
                              2002      850,511
                              2003      714,433
                              2004      162,819
                                     ----------
                             Total   $2,904,385
                                     ==========


                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG the acquisition cost of the equipment did not exceed its fair market value.


                                                                REMAINING
                                                                LEASE TERM                      EQUIPMENT
           EQUIPMENT TYPE                                        (MONTHS)                       AT COST
-----------------------------------                             ----------                     -----------
Aircraft                                                           0-33                        $10,081,685
Materials handling                                                 0-21                          2,135,739
Trailers/intermodal containers                                    33-39                          2,039,749
Construction & mining                                                 0                            500,670
Retail store fixtures                                                 4                            316,563
Furniture & fixtures                                                  0                             97,082
                                                                                            --------------
                                                   Total equipment cost                         15,171,488

                                               Accumulated depreciation                         (7,782,890)
                                                                                            --------------
                             Equipment, net of accumulated depreciation                     $    7,388,598
                                                                                            ==============


     At March 31, 2000, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,438,001, representing approximately 82% of total equipment cost.

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $7,536,000 and a net book value of approximately $5,712,000 at March 31, 2000 (see Note 8).

     The summary above includes equipment held for re-lease or sale with an original cost of approximately $5,061,000 and a net book value of approximately $2,441,000 at March 31, 2000. This equipment includes the Partnership's interests in three Boeing 737 aircraft formerly leased to Southwest Airlines Inc. Each of the Partnership's interests in these aircraft had an original cost of approximately $849,000 and a net book value of approximately $291,000 at March 31, 2000. This equipment also includes the Partnership's interest in a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. The Partnership's interest in this aircraft had an original cost of approximately $2,014,000 and a net book value of approximately $1,567,000 at March 31, 2000. The aircraft were returned by the lessees upon their respective lease term expirations in December 1999 and January 2000. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

NOTE 5 - NOTE RECEIVABLE

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships) (see Note 8 to the financial statements presented in the Partnership's 1999 Annual Report) collectively loaned $32 million to Echelon Residential Holdings LLC, a newly-formed real estate development company that will be owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only investor in Echelon Residential Holdings LLC who is related to EFG.

     The Partnership's participation in the loan is $3,050,000. Echelon Residential Holdings LLC, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 7, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. The Partnership accrued interest income of $28,467 related to this loan during the three months ended March 31, 2000. In connection with the transaction, Echelon Residential Holdings LLC has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

NOTE 6 - INVESTMENT SECURITIES - AFFILIATE/NOTE RECEIVABLE - AFFILIATE

     As a result of an exchange transaction in 1997, the Partnership owns 40,797 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $898,405. The Semele Note matures in April 2001 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $22,398 and $22,152 related to the Semele Note for the three months ended March 31, 2000 and 1999, respectively.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended March 31, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5.375 per share (the quoted price on the NASDAQ SmallCap market at March 31, 2000), resulting in an unrealized loss of $15,299. This loss was reported as a component of comprehensive income included in partners' capital.

NOTE 7 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2000 and 1999 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)



                                           2000       1999
                                        --------   --------
Equipment management fees               $ 16,308   $ 29,515
Administrative charges                    37,375     16,620
Reimbursable operating expenses
    due to third parties                  48,704     31,445
                                        --------   --------

                            Total       $102,387   $ 77,580
                                        ========   ========


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2000, the Partnership was owed $100,960 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2000.

NOTE 8 - NOTES PAYABLE

     Notes payable at March 31, 2000 consisted of installment notes of $2,921,543 payable to banks and institutional lenders. The installment notes bear interest rates of either 8.225% or a fluctuating interest rate based on LIBOR (approximately 6% at March 31, 2000) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of any related lease payments. The Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($823,037) and Finnair OY ($129,116). The Reno Air and Finnair indebtedness matures in January 2003 and April 2001, respectively. In addition, the Partnership has a balloon payment obligation of $679,255 which matures in August 2000. This obligation is related to its interest in a McDonnell-Douglas MD-82 aircraft which was returned in January 2000 upon its lease term expiration. This aircraft is being stored in a warehouse pending its remarketing. The carrying amount of notes payable approximates fair value at March 31, 2000.

     The annual maturities of the installment notes payable are as follows:


For the year ending March 31,  2001   $1,321,071
                               2002      509,072
                               2003    1,091,400
                                      ----------

                              Total   $2,921,543
                                      ==========


NOTE 9 - LEGAL PROCEEDINGS

     As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of American Income Fund I-D, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 8 to the financial statements presented in the Partnership's 1999 Annual Report, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

     The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 8 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended,") the Partnership is scheduled to be dissolved by December 31, 2002.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2000, the Partnership recognized lease revenue of $355,850 compared to $640,295 for the same period in 1999. The decrease in lease revenue from 1999 to 2000 reflects the effects of primary lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and the sale of equipment.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     Interest income for the three months ended March 31, 2000 was $101,297 compared to $64,194 for the same period in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income during the three months ended March 31, 2000 and 1999 included $22,398 and $22,152, respectively, earned on a note receivable from Semele (see Note 6 to the financial statements herein). Also included in interest income for the three months ending March 31, 2000 was interest earned on a note receivable from Echelon Residential Holdings LLC in the amount of $28,467 (see below). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     During the three months ended March 31, 2000, the Partnership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $6,000

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

compared with a gain of $20,411 on equipment having a net book value of $1,119 sold during the three months ended March 31, 1999.

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

     Depreciation expense for the three months ended March 31, 2000 was $210,246 compared to $279,379 for the same period in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $64,580 or 18.1% of lease revenue for the three months ended March 31, 2000 compared to $77,913 or 12.2% of lease revenue for the same period in 1999. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.6% of lease revenue during each of the three month periods ended March 31, 2000 and 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $86,079 for the three months ended March 31, 2000 compared to $48,065 for the same period in 1999. The principle reason for the increase in operating expenses from 1999 to 2000 was an increase in administrative charges. Other operating expenses include professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $49,971 and $517,958 for the three months ended March 31, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 2000 and 1999, the Partnership realized equipment sales proceeds of $6,000 and $21,530, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At March 31, 2000, the Partnership was due aggregate future minimum lease payments of $2,904,385 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,921,543 (see Note 8 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 8 to the financial statements presented in the 1999 Partnership's Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships) (see Note 8 to the financial statements presented in the Partnership's 1999 Annual Report) collectively loaned $32 million to Echelon Residential Holdings LLC, a newly-formed real estate development company that will be owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only investor in Echelon Residential Holdings LLC who is related to EFG.

     The Partnership's participation in the loan is $3,050,000. Echelon Residential Holdings LLC, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 7, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. In connection with the transaction, Echelon Residential Holdings LLC has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     As a result of an exchange transaction in 1997, the Partnership owns 40,797 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $898,405. The Semele Note matures in April 2001 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended March 31, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5.375 per share (the quoted price on the NASDAQ SmallCap market at March 31, 2000), resulting in an unrealized loss of $15,299. This loss was reported as a component of comprehensive income included in partners' capital.

     The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. and Finnair OY of $823,037 and $129,116, respectively. The Reno Air and Finnair OY indebtedness matures in January 2003 and April 2001, respectively.

     In addition, in February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness which matured in January 2000 associated with a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $194,987 from such proceeds. The note bears a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $679,255 which is due at maturity on August 9, 2000. The aircraft was returned in January 2000 upon its lease term expiration and is currently being stored in a warehouse.

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

     In particular, the Partnership must contemplate the potential liquidity risks associated with its investment in commercial jet aircraft. The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. At March 31, 2000, the Partnership had ownership interests in six commercial jet aircraft. Three of the aircraft are

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Boeing 737 aircraft formerly leased to Southwest Airlines, Inc.("Southwest"), The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. The aircraft are Stage 2 aircraft, meaning that they are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2 million. At this time, the General Partner is attempting to remarket these assets without further capital investment by either re-leasing the aircraft to a user outside of the United States or selling the aircraft as they are without retro-fitting the aircraft to conform to Stage 3 standards. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft had a lease term that expired in January 2000 and is being held in storage pending the outcome of ongoing remarketing efforts. The final two aircraft in the Partnership's portfolio have lease terms expiring in April 2001 and January 2003.

     Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the quarter ended March 31, 2000 (see discussion below).

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 7 to the financial statements presented in the Partnership's 1999 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 8 to the financial statements presented in the Partnership's 1999 Annual Report. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.

                            AMERICAN INCOME FUND I-D,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

         Item 1.            Legal Proceedings
                            Response:

                            Refer to Note 9 to the financial statements herein.

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

          AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership

              By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.

              By:      LS/  MICHAEL J. BUTTERFIELD
                       --------------------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)

              Date:    MAY 15, 2000
                       --------------------------------------------------------


              By:      LS/  GARY M. ROMANO
                       --------------------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)

              Date:    MAY 15, 2000
                       --------------------------------------------------------