Form 10-K
period 2000-12-31
AMERICAN INCOME FUND I-D
filed 2001-04-02
CIK 868680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2000
                           -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to ______________________

Commission file number  0-20030
                        --------------------------------------------------------

         AMERICAN INCOME FUND I-D, A MASSACHUSETTS LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  MASSACHUSETTS                                    04-3122696
- -------------------------------------------       ------------------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

  88 BROAD STREET, SIXTH FLOOR, BOSTON, MA         02110
- -------------------------------------------       ------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act  NONE
                                                            --------------------

    Title of each class             Name of each exchange on which registered

- ----------------------------     -----------------------------------------------

- ----------------------------     -----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

           829,521.30 UNITS REPRESENTING LIMITED PARTNERSHIP INTEREST
- --------------------------------------------------------------------------------
                                (Title of class)

- --------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]    No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.           Business..............................................       3

Item 2.           Properties............................................       5

Item 3.           Legal Proceedings.....................................       5

Item 4.           Submission of Matters to a Vote of Security Holders...       5


                                     PART II

Item 5.           Market for the Partnership's Securities and
                  Related Security Holder Matters.......................       6

Item 6.           Selected Financial Data...............................       8

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........       8

Item 8.           Financial Statements and Supplementary Data...........       8

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................       8


                                    PART III

Item 10.          Directors and Executive Officers of the Partnership...       9

Item 11.          Executive Compensation................................      10

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management............................................      11

Item 13.          Certain Relationships and Related Transactions........      11


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K...................................   13-16

PART I

ITEM 1.  BUSINESS.

     (a)  General Development of Business

     AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership, (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on May 30, 1991 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing VI Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On August 30, 1991, the Partnership issued 829,521.30 units of limited partnership interest (the "Units") to 1,234 investors. Included in the 829,521.30 units are 1,572.30 bonus units. The Partnership has one General Partner, AFG Leasing VI Incorporated, a Massachusetts corporation formed in 1990 and an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG" or the "Manager"). The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

     (b)  Financial Information About Industry Segments

     The Partnership is engaged in only one operating industry segment: financial services. Historically, the Partnership has acquired capital equipment and leased the equipment to creditworthy lessees on a full payout or operating lease basis. Full payout leases are those in which aggregate undiscounted noncancellable rents equal or exceed the acquisition cost of the leased equipment. Operating leases are those in which the aggregate undiscounted noncancellable rental payments are less than the acquisition cost of the leased equipment. In the year ended December 31, 2000, the Partnership also entered into a sales-type lease, described in Note 2 to the financial statements included in Item 14 herein. Industry segment data is not applicable.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the 2000 Annual Report.

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 10 to the financial statements, included in Item 14 herein, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,050,000 to a newly formed real estate company, Echelon Residential Holdings LLC ("Echelon Residential Holdings") to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans.

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

     The Closing Date of the offering of Units of the Partnership was August 30, 1991. Significant operations commenced coincident with the Partnership's initial purchase of equipment and the associated lease commitments on August 30, 1991. The acquisition of the equipment and its associated leases is described in Note 3 to the financial statements included in Item 14, herein. The Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2002. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. The General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.

     The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates. The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as provided for in the Restated Agreement, as amended, described in Item 13 herein, and in Note 7 to the financial statements included in Item 14, herein.

     The Partnership's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, credit quality and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Another risk is that the credit quality of the lease may deteriorate after a lease is made. In addition, the leasing industry is very competitive. The Partnership is subject to considerable competition when re-leasing or selling equipment at the expiration of its lease terms. The Partnership must compete with lease programs offered directly by manufacturers and other equipment leasing companies, many of which have greater resources, including limited partnerships and trusts organized and managed similarly to the Partnership and including other EFG sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Partnership. In addition, default by a lessee under a lease may cause equipment to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such equipment. This could result in the loss of anticipated revenue.

     The Partnership holds a note receivable from and common stock in Semele Group Inc. ("Semele"). The note receivable is subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Partnership's investment in Semele common stock has generally declined since the Partnership's initial investment in 1997. In 1998, the General Partner determined that the decline in market value of the stock was other-than-temporary and wrote down the Partnership's investment. Subsequently, the market value of the Semele common stock has fluctuated. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of EFG, the sole shareholder of the General Partner, is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

     The loan made by the Partnership to Echelon Residential Holdings is, and will continue to be, subject to various risks, including the risk of default by Echelon Residential Holdings, which could require the Partnership to foreclose under the pledge agreement on its interests in Echelon Residential LLC. The ability of Echelon Residential Holdings to make loan payments and the amount the Partnership may realize after a default would be dependent upon the risks generally associated with the real estate lending business including, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, rent control laws and other governmental rules. A default by Echelon Residential Holdings could have a material adverse effect on the future cash flow and operating results of the Partnership.

      The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of the several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that the court may object to the general partner's action in structuring the loan in this way and may require the partnerships to restructure or divest the loan.

     The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. If the Partnership were to be determined to be an investment company, its business would be adversely affected. If necessary, the Partnership intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is incorporated herein by reference to Note 2 to the financial statements included in Item 14. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

ITEM 2.  PROPERTIES.

     Incorporated herein by reference to Note 3 to the financial statements included in Item 14.

ITEM 3.  LEGAL PROCEEDINGS.

     Incorporated herein by reference to Note 10 to the financial statements included in Item 14.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS.

     (a) Market Information

     There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

     (b) Approximate Number of Security Holders

     At December 31, 2000, there were 1,188 record holders in the Partnership.

     (c) Dividend History and Restrictions

     Historically, the amount of cash distributions to be paid to the Partners had been determined on a quarterly basis. Each quarter's distribution may have varied in amount and was made 95% to the Limited Partners and 5% to the General Partner. Generally, cash distributions were paid within 15 days after the completion of each calendar quarter.

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 10 to the financial statements included in Item 14, herein. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

     In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

     Distributions declared in 2000 and 1999 were as follows:

                                                          GENERAL       LIMITED
                                              TOTAL       PARTNER       PARTNERS
                                            --------      --------      --------
Total 2000 distributions declared ....      $     --      $     --      $     --
Total 1999 distributions declared ....       654,886        32,744       622,142
                                            --------      --------      --------
                            Total ....      $654,886      $ 32,744      $622,142
                                            ========      ========      ========

     There are no formal restrictions under the Restated Agreement, as amended, that materially limit the Partnership's ability to pay cash distributions, except that the General Partner may suspend or limit cash distributions to ensure that the Partnership maintains sufficient working capital reserves to cover, among other things, operating costs and potential expenditures, such as refurbishment costs to remarket equipment upon lease expiration. In addition to the need for funds in connection with the Class Action Lawsuit, liquidity is especially important as the Partnership matures and sells equipment, because the remaining equipment base consists of fewer revenue-producing assets that are available to cover prospective cash disbursements. Insufficient liquidity could inhibit the Partnership's ability to sustain its operations or maximize the realization of proceeds from remarketing its remaining assets.

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

     At December 31, 2000, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, the aircraft was re-leased to Air Slovakia BWJ, Ltd., through September 2003. The remaining three aircraft in the Partnership's portfolio are Stage 3 compliant and have lease terms expiring in April 2001, January 2003, and September 2004, respectively.

     In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. The title to the aircraft transfers to Royal Aviation Inc. at the expiration of the lease term.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated herein by reference to the section entitled "Selected Financial Data" in the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated herein by reference to the financial statements and supplementary data included in the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

     (a-b) Identification of Directors and Executive Officers

     The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing VI Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties. The Limited Partners have no right to participate in the control of the Partnership's general operations, but they do have certain voting rights, as described in Item 12 herein. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 2001 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER (SEE ITEM 13)

                NAME                                            TITLE                             AGE             TERM
- ------------------------------------       ---------------------------------------------        -------     ---------------
Geoffrey A. MacDonald                      Chairman of EFG                                                       Until a
                                           and President and a Director                                         successor
                                           of the General Partner                                  52           is duly
                                                                                                                 elected
Gary D. Engle                              President and Chief Executive                                           and
                                           Officer of EFG                                          52           qualified
Michael J. Butterfield                     Executive Vice President and Chief
                                           Operating Officer of EFG and Treasurer
                                           of the General Partner                                  41

Gail D. Ofgant                             Senior Vice President, Lease Operations
                                           of EFG and Senior Vice President of
                                           the General Partner                                     35

     (c) Identification of Certain Significant Persons

     None.

     (d) Family Relationship

     No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

 (e) Business Experience

     Mr. MacDonald, age 52, is Chairman of EFG and has been President of the General Partner since 1990 and a Director of the General Partner since 1990. Mr. McDonald was a co-founder of EFG's predecessor, American Finance Group, which was established in 1980. Mr. MacDonald is a member of the Board of Managers of Echelon Development Holdings LLC and President of American Finance Group Securities Corporation. Prior to co-founding American Finance Group, Mr. MacDonald held various positions in the equipment leasing industry and the ethical pharmaceutical industry with Eli Lilly & Company. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

     Mr. Engle, age 52, is President and Chief Executive Officer of EFG, sole shareholder and Director of its general partner, Equis Corporation, and a Vice President and Director of several of EFG's subsidiaries and affiliates. Mr. Engle is President of AFG Realty Corporation. Mr. Engle is also Chairman and Chief Executive Officer of Semele Group Inc. ("Semele") and a member of the Board of Managers of Echelon Development Holdings LLC. Mr. Engle controls the general partners of Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Mr. Engle joined EFG in 1990 as an Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

     Mr. Butterfield, age 41, is Executive Vice President and Chief Operating Officer of EFG and has served as Vice President and Treasurer of the General Partner since 1996. Mr. Butterfield also serves as Vice President and Treasurer of subsidiaries and affiliates of EFG. Mr. Butterfield is also Chief Financial Officer of Semele and Vice President, Finance and Clerk of Equis/Echelon Management Corporation, the manager of Echelon Residential LLC. Mr. Butterfield joined EFG in June 1992 and became a Vice President in 1996 and Executive Vice President and Chief Operating Officer in 2000. Prior to joining EFG, Mr. Butterfield was an audit manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was also employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. Mr. Butterfield holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

     Ms. Ofgant, age 35, is Senior Vice President, Lease Operations of EFG and has served as Senior Vice President of the General Partner since 1998. Ms. Ofgant also serves as Senior Vice President for certain EFG's affiliates, including the General Partner. Ms. Ofgant is Senior Vice President and Assistant Clerk of Equis/Echelon Management Corporation, the manager of Echelon Residential LLC. Ms. Ofgant joined EFG in July 1989 and held various positions with the company before becoming Senior Vice President in 1998. From 1987 to 1989, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree from Providence College.

     (f) Involvement in Certain Legal Proceedings

     None.

     (g) Promoters and Control Persons

     Not applicable.

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

     (b) Compensation Pursuant to Plans

     None.

     (c) Other Compensation

     Although the Partnership has no employees, as discussed in Item 11(a), pursuant to Section 9.4(c) of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13, herein, and in Note 6 to the financial statements included in Item 14, herein.

     (d) Stock Options and Stock Appreciation Rights.

     Not applicable.

     (e) Long-Term Incentive Plan Awards Table.

     Not applicable.

     (f) Defined Benefit or Actuarial Plan Disclosure.

     Not applicable.

     (g) Compensation of Directors

     None.

     (h) Termination of Employment and Change of Control Arrangement

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

     No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 829,521.30 outstanding Units as of March 15, 2001.

     The ownership and organization of EFG is described in Item 1 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

     (a) Transactions with Management and Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                  2000          1999          1998
                                                --------      --------      --------
Equipment management fees ................      $ 70,654      $113,344      $124,824
Administrative ...........................       135,849       118,693        66,480
charges
Reimbursable operating expenses
   due to third parties ..................       620,027       385,854       410,833
                                                --------      --------      --------

                                Total ....      $826,530      $617,891      $602,137
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

     As a result of an exchange in 1997, the Partnership is the beneficial owner of 40,797 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $898,405. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. For further discussion, see Note 6, "Investment Securities - Affiliate and Note Receivable - Affiliate to the financial statements included in Item 14 herein and Item 10.

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 2000, the Partnership was owed $111,179 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2001.

     Certain affiliates of the General Partner own Units in the Partnership as follows:

        ---------------------------------------------- ----------------------- -------------------------
                                                             NUMBER OF             PERCENT OF TOTAL
                          AFFILIATE                         UNITS OWNED           OUTSTANDING UNITS
        ---------------------------------------------- ----------------------- -------------------------
        Atlantic Acquisition Limited Partnership                       35,049                     4.23%
        ---------------------------------------------- ----------------------- -------------------------

        Old North Capital Limited Partnership                           1,511                     0.18%
        ---------------------------------------------- ----------------------- -------------------------

     Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC") are both Massachusetts limited partnerships formed in 1995. The general partners of AALP and ONC are controlled by Gary D. Engle. EFG owns limited partnership interests, representing substantially all of the economic benefit, of AALP and the limited partnership interests in ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele, President and Chief Executive Officer of EFG and sole shareholder and Director of EFG's general partner. James A. Coyne, Executive Vice President of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Partnership

     None.

     (d) Transactions with Promoters

     Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

             (1)         Financial Statements:

                         Report of Independent Auditors...................................................................*

                         Statement of Financial Position
                         at December 31, 2000 and 1999....................................................................*

                         Statement of Operations
                         for the years ended December 31, 2000, 1999 and 1998.............................................*

                         Statement of Changes in Partners' Capital
                         for the years ended December 31, 2000, 1999 and 1998.............................................*

                         Statement of Cash Flows
                         for the years ended December 31, 2000, 1999 and 1998.............................................*

                         Notes to the Financial Statements................................................................*

             (2)         Financial Statement Schedules:

                         None required.

             (3)         Exhibits:

                         Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

             A list of exhibits filed or incorporated by reference is as follows:

EXHIBIT
NUMBER
- ------

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



*Incorporated herein by reference to the appropriate portion of the 2000 Annual
 Report to security holders for the year ended December 31, 2000 (see Part II).

EXHIBIT
NUMBER
- ------

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

2.5 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Further Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as
         Exhibit 2.5 and is incorporated herein by reference.

2.6 Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5, 2000) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 2.6 and is incorporated herein by reference.

2.7 Proposed Order Granting Joint Motion to Continue Final Approval Settlement Hearing (March 13, 2001) is filed in the Registrant's Annual Report for the year ended December 31, 2000 and is included herein.

4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus, was included in Registration Statement on Form S-1 (No. 33-35148).

10.1 Promissory Note in the principal amount of $3,050,000 dated March 8, 2000 between the Registrant, as lender, and Echelon Residential Holdings LLC, as borrower, was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.1 and is incorporated herein by reference.

10.2 Pledge Agreement dated March 8, 2000 between Echelon Residential Holdings LLC (Pledgor) and American Income Partners V-A Limited Partnership, as Agent for itself and the Registrant, was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and is incorporated herein by reference.

10.3 Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated May 31, 1997 is filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

10.4 The First Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated March 21, 2000 is filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31,2000 and is included herein.

10.5 The Second Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated March 12, 2001 is filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

EXHIBIT
NUMBER
- ------

13 The 2000 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

23       Consent of Independent Auditors.

99(a) Lease agreement with General Motors Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (d) and is incorporated herein by reference.

99(b) Lease agreement with General Motors Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (e) and is incorporated herein by reference.

99(c) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (f) and is incorporated herein by reference.

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

99(f) Lease agreement with Finnair OY, was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99
         (i) and is incorporated herein by reference.

99(g) Lease agreement with Finnair OY, was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99
         (j) and is incorporated herein by reference.

99(h) Lease agreement with Reno Air, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as
         Exhibit 99 (k) and is incorporated herein by reference.

99(i) Lease agreement with Trans Ocean Container Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31,1998 as Exhibit 99 (j) and is incorporated herein by reference.

99(j) Lease agreement with Air Slovakia BWJ, Ltd. is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

99(k) Lease agreement with Aerovias de Mexico, S.A. de C.V. is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

99(l) Aircraft Conditional Sale agreement with Royal Aviation Inc. is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

(b)       Reports on Form 8-K

                None.

(c)       Other Exhibits

              None.

(d)       Financial Statement Schedules:

          Consolidated Financial Statements for Echelon Residential Holdings LLC as of December 31, 2000 and for the Period March 8, 2000 (Date of Inception) through December 31, 2000 and Independent Auditors' Report.

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

          AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


                        By: AFG Leasing VI Incorporated,
                        a Massachusetts corporation and the
                        General Partner of the Registrant.






By:  /S/   GEOFFREY A. MACDONALD            By: /S/   GARY D. ENGLE
   --------------------------------            ---------------------------------
Geoffrey A. MacDonald                       Gary D. Engle
Chairman of EFG and                         President and Chief Executive
President and Director                      Officer of EFG, the sole stockholder
of the General Partner                      of the General Partner
                                            (Principal Executive Officer)






Date:     MARCH 31, 2001                    Date:     MARCH 31, 2001
     ------------------------------              -------------------------------




By:  /S/   MICHAEL  J. BUTTERFIELD
     ------------------------------
Michael J. Butterfield
Executive Vice President and Chief
Operating Officer of EFG and Treasurer
of the General Partner
(Principal Financial and Accounting Officer)



Date:     MARCH 31, 2001
     ------------------------------

                                                                  SCHEDULE 14(d)

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000
AND FOR THE PERIOD MARCH 8, 2000 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2000
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Members of
Echelon Residential Holdings LLC:

We have audited the accompanying consolidated balance sheet of Echelon Residential Holdings LLC, a Delaware limited liability company ("the Company") as of December 31, 2000 and the related consolidated statement of operations, members' equity (deficiency) and cash flows for the period March 8, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the period March 8, 2000 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP



Tampa, Florida
March 23, 2001

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
- -------------------------------------------------------------------------------

ASSETS

REAL ESTATE - Net (Notes 1 and 2)                                  $ 61,092,202

CASH AND CASH EQUIVALENTS (Note 1)                                    3,789,198

RESTRICTED CASH (Note 1)                                                  8,703

RESTRICTED INVESTMENTS (Note 1)                                       2,155,160

ACCOUNTS RECEIVABLE - Affiliates (Note 7)                               115,521

PREPAID EXPENSES AND OTHER LONG-TERM ASSETS                              69,417

CORPORATE EQUIPMENT - Net of accumulated depreciation of $57,733        286,784

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE (Note 3)                   1,063,906
                                                                   ------------

TOTAL ASSETS                                                       $ 68,580,891
                                                                   ============

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:

  Accounts payable                                                 $     10,984
  Contractor payable                                                  1,752,830
  Accounts payable - Affiliates (Note 7)                                114,180
  Accrued expenses                                                      797,832
  Retainage payable                                                   1,125,865
  Security deposits                                                       8,625
  Interest payable                                                    4,385,805
  Construction loans (Note 4)                                        26,837,740
  Other long-term liabilities                                           109,411
  Notes payable (Note 5)                                             35,039,890
                                                                   ------------

           Total liabilities                                         70,183,162

COMMITMENTS & CONTINGENCIES (Notes 4 and 9)

MINORITY INTEREST (Note 6)                                            2,257,367

MEMBERS' EQUITY (DEFICIENCY) (Note 1)                                (3,859,638)
                                                                   ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                              $ 68,580,891
                                                                   ============

See notes to consolidated financial statements

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
- --------------------------------------------------------------------------------

SALES AND REVENUES:
  Real estate operations:
    Rental revenues                                          $    230,834
    Management fees                                               695,162
    Developer fees                                                985,141
  Sale of development property                                  3,104,532
  Investment income                                               191,543
  Other income                                                     23,000
                                                             ------------

           Total sales and revenues                             5,230,212
                                                             ------------

EXPENSES:
  Rental and other operations                                     558,561
  Cost of development property sold                             3,317,880
  Write-down of land held for development or sale                 635,437
  Depreciation expense                                            148,861
  Interest expense on long-term debt - net of amounts
           capitalized of $606,990                              4,460,345
  General and administrative expenses                           2,937,514
                                                             ------------

           Total expenses                                      12,058,598
                                                             ------------

EQUITY IN LOSS OF UNCONSOLIDATED JOINT VENTURE                   (148,023)

MINORITY INTEREST                                                 270,383
                                                             ------------

NET LOSS                                                     $ (6,706,026)
                                                             ============

See notes to consolidated financial statements.

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
- --------------------------------------------------------------------------------

CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                              $ (6,706,026)
  Adjustment to reconcile net loss to cash provided by
     (used in) operating activities:
      Depreciation                                                           148,861
      Loss on sale of development property                                   213,348
      Minority interest                                                     (270,383)
      Equity in loss of unconsolidated joint venture                         148,023
      Write-down of land held for development or sale                        635,437
      Changes in working capital:
        Accounts payable, accrued expenses and other liabilities          (4,343,190)
        Interest payable                                                   4,385,805
        Other working capital changes                                        311,588
                                                                        ------------

          Net cash used in operating activities                           (5,476,537)
                                                                        ------------

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Increase in restricted cash and restricted investments                  (2,163,863)
  Net proceeds from sale of development property                           3,104,532
  Payments related to construction in progress                           (29,601,108)
                                                                        ------------

           Net cash used in investing activities                         (28,660,439)
                                                                        ------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issuance of notes payable                                                6,244,000
  Repayment of notes payable                                              (5,474,000)
  Proceeds from construction loans                                        26,585,765
  Members' capital contributions                                           2,651,162
                                                                        ------------

           Net cash provided by financing activities                      30,006,927
                                                                        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (4,130,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             7,919,247
                                                                        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  3,789,198
                                                                        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                            $    681,530
                                                                        ============

See notes to consolidated financial statements.

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (DEFICIENCY)
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
- --------------------------------------------------------------------------------


                                          INITIAL          PARTICIPATING
                                          MEMBERS             MEMBERS              TOTAL
                                        -----------        -------------        -----------
BALANCE AT MARCH 8, 2000                $   195,226         $      --           $   195,226

  Members' capital contributions               --             2,651,162           2,651,162

  Net loss                               (5,600,020)         (1,106,006)         (6,706,026)
                                        -----------         -----------         -----------

BALANCE AT DECEMBER 31, 2000            $(5,404,794)        $ 1,545,156         $(3,859,638)
                                        ===========         ===========         ===========

See notes to consolidated financial statements.

ECHELON RESIDENTIAL HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
- --------------------------------------------------------------------------------

1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      BACKGROUND - On March 7, 2000, EIN Acquisition Corporation ("EIN Acquisition") closed on a Tender Offer ("Tender Offer") for all of the outstanding shares of Echelon International Corporation ("Echelon") for a cash price of $34.00 per share. Immediately after the close of the Tender Offer, EIN Acquisition merged into Echelon (the "Merger"), with Echelon being the surviving entity.

      In conjunction with the Tender Offer, Echelon had entered into various contracts to sell or convey various real estate assets and investments in two real estate joint ventures to third parties. Subsequent to the Merger on March 8, 2000, Echelon closed on existing contracts to sell or convey its real estate assets and investments in two real estate joint ventures. Specific real estate assets and investments in two real estate joint ventures were sold to Echelon Residential LLC ("Echelon Residential"), a wholly owned limited liability subsidiary of Echelon Residential Holdings LLC ("Echelon Residential Holdings" or the "Company"). Echelon Residential will own, manage, and develop or sell these purchased multi-family residential properties.

      The acquisition of the assets by Echelon Residential was accounted for as an asset purchase under Accounting Principles Board Opinion No. 16 ("APB No. 16"). In accordance with APB No. 16, Echelon Residential allocated the total purchase price to the assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. Since the purchase price of the business was less than the fair market value of the net assets acquired, the credit excess was allocated on a pro-rata basis to the real estate, corporate equipment and the investment in an unconsolidated joint venture. There are no contingencies or other matters that could materially affect the allocation of the purchase cost. The results of operations of the acquired real estate assets and investments in two real estate joint ventures are included in the consolidated results of Echelon Residential Holdings from the acquisition date.

      The Company's summarized consolidated balance sheet, reflecting the above acquisition of assets, as of March 8, 2000 is as follows:

      ASSETS:

        Real estate                                       $34,164,672
        Cash and cash equivalents                           7,919,247
        Investment in unconsolidated joint venture          1,211,929
        Other assets                                          832,417
                                                          -----------

      Total assets                                        $44,128,265
                                                          ===========

      LIABILITIES AND MEMBERS' EQUITY:

        Accounts payable and other liabilities            $ 6,883,424
        Construction loans                                    251,975
        Notes payable                                      34,269,890
                                                          -----------

      Total liabilities                                    41,405,289
      Minority interest                                     2,527,750
      Members' equity                                         195,226
                                                          -----------

      Total liabilities and members' equity               $44,128,265
                                                          ===========

      The Company's fiscal year end is December 31.

      DESCRIPTION OF BUSINESS - Echelon Residential Holdings was formed on February 29, 2000, under the laws of the state of Delaware and operates in one industry segment: owning, leasing, developing, and managing real estate. There were no activities of Echelon Residential Holdings from February 29, 2000 through March 8, 2000. The Company is governed by its Amended and Restated Limited Liability Company Agreement ("the Agreement") dated June 23, 2000. At March 8, 2000, members' equity included capital contributions from the initial members of the Company, James A. Coyne and Charles E. Cobb, Jr. ("Initial Members"), who made collective capital contributions of $195,226. On June 23, 2000, the participating members, Darryl A. LeClair and Susan G. Johnson ("Participating Members") made capital contributions totaling $2,651,162. The collective Participating Members' capital contributions are comprised of Participating A Capital of $2,591,093, Participating B Capital of $45,052 and additional capital contributions of $15,017.

      Subsequent to the initial capital contributions above, the Agreement was executed and includes a provision whereby the members have no further obligation to contribute additional amounts of capital to the Company. If the Company requires additional funds, the Board of Managers is to notify the members. Each member has the right to contribute a pro rata share of such additional funds, based on the relative equity contributions made by each member. In addition, the liability of the members of the Company is limited to the members' total capital contributions.

      In accordance with the Agreement, the Participating Members earn a cumulative compounding annual return on their unreturned capital (as defined), at a per annum rate equal to 14% for Participating A capital and 15% for Participating B capital, commencing on June 23, 2000. Preferred returns will be paid to the Participating Members in accordance with the terms of the Agreement. Payout of preferred returns (if any) is contingent upon the cumulative performance of the Company. See Note 9 - COMMITMENTS AND CONTINGENCIES.

      Per the Agreement, the Company is to distribute its cash flow (if any) periodically, but not less frequently than quarterly. The losses and profits of the Company are generally allocated to the members as follows:

            a) losses are generally allocable 77.9% to members other than Participating Members and 22.1% to Participating Members, and

            b) profits are generally allocated the same way except for a priority income allocation to the Participating Members to cover priority cash distributions made on their Participating Capital.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Echelon Residential Holdings, its wholly owned subsidiary and a 60% interest in a joint venture. All intercompany balances have been eliminated. Investments for which the Company has a 20% to 50% ownership interest are accounted for using the equity method.

      The Company has recorded a minority interest in the Company's consolidated financial statements to reflect the ownership of its partner in the joint venture.

      ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the recoverability of real estate held for sale.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

      RESTRICTED CASH - Restricted cash represents security deposits at multi-family residential communities held in separate noninterest-bearing depository accounts.

      RESTRICTED INVESTMENTS - Restricted investments represent certificates of deposit with maturities greater than three months. These investments are held by financial institutions that require such deposits in support of standby letters of credit.

      REAL ESTATE - Real estate additions are recorded at cost. Interest and real estate taxes incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Costs directly related to the acquisition, development or improvement of real estate, and certain indirect development costs have also been capitalized. Depreciation is calculated on a straight-line basis over the estimated lives of the assets as follows:

                                                                  ESTIMATED
                                                                USEFUL LIVES

      Buildings                                                    35 years
      Furniture, fixtures, and equipment                         3-10 years

      IMPAIRMENT OF LONG-LIVED ASSETS - The carrying value of long-lived assets, including property and equipment, will be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows.

      REVENUE RECOGNITION - The Company recognizes revenue on the sale of real estate properties when title has passed to the buyer and all contingencies have been removed. Rental revenues, management fees and developer fees are recognized when earned.

      INCOME TAXES - Under the provisions of the Internal Revenue Code and applicable state laws, the Company is not directly subject to income taxes; the results of its operations are included in the tax returns of its members.

      NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. There was no impact on the Company's financial position, results of operations or liquidity resulting from the adoption of SFAS No. 133.

      Effective March 8, 2000 (date of inception), the Company adopted the provisions of Securities Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance for the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 had no impact on the Company's financial statements.

      RECLASSIFICATIONS - Certain amounts previously reported in the March 8, 2000 consolidated balance sheet have been reclassified to conform to the December 31, 2000 presentation.

2.    REAL ESTATE - NET

      As of December 31, 2000, real estate consists of the following:

      Land and land improvements held for development or sale     $ 15,676,581
                                                                  ------------

      Real estate under development:

        Land and land improvements                                   8,302,770
        Construction in progress                                    14,694,874
                                                                  ------------

                                                                    22,997,644
                                                                  ------------

      Income producing real estate:

        Land and land improvements                                   2,303,890
        Buildings and improvements                                  19,720,463
        Equipment and other                                            484,752
        Accumulated depreciation                                       (91,128)
                                                                  ------------

                                                                    22,417,977
                                                                  ------------

                                                                  $ 61,092,202
                                                                  ============

      For the period March 8, 2000 (date of inception) through December 31, 2000, the Company recorded a write-down of land held for development or sale of $635,437 in the consolidated statement of operations. Land held for development or sale was determined to have been impaired because the estimated cash flows are less than the carrying value of the two parcels of land. The estimated fair value of these two parcels of land was based on letters of intent from third-party purchasers, dated October 2000 and December 2000, to purchase the two parcels of land.

      As of December 31, 2000, the Company's land and land improvements held for development or sale includes five parcels of improved and unimproved land for the development of multi-family residential communities. The land is located in urban areas in Memphis, Tennessee; Dallas, Texas; Denver, Colorado and Colorado Springs, Colorado.

      As of December 31, 2000, real estate under development includes the following three multi-family residential communities:


                                                                               CONSTRUCTION      ACTUAL/ESTIMATED
                                                        RENTABLE     LAND      COMMENCEMENT      DATE FIRST UNITS
      PROJECT NAME                       LOCATION        UNITS     ACREAGE         DATE              AVAILABLE
      ------------                     -----------      --------   -------     ------------      ----------------
      ECHELON AT THE BALLPARK          Memphis, TN        385         5           Q1 2000             Q1 2001
      ECHELON AT LAKESIDE               Plano, TX         181         12          Q3 1999             Q3 2000
      ECHELON AT UPTOWN                Orlando, FL        244         3           Q2 2001             Q2 2002

      As discussed in Note 6, INVESTMENT IN CONSOLIDATED JOINT VENTURE PARTNERSHIP, ECHELON AT LAKESIDE commenced operations during the period March 8, 2000 (date of inception) through December 31, 2000 and portions of the project remained under construction as of December 31, 2000.

      As of December 31, 2000, real estate includes $606,990 of interest capitalized during the period March 8, 2000 (date of inception) through December 31, 2000.

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

      In July 1999, Fannie Mae's American Communities Fund agreed to invest with a wholly owned subsidiary of Echelon in the development of ECHELON AT CHENEY PLACE, a 303-unit multi-family residential community currently under construction in downtown Orlando, Florida. Echelon's 20% interest in the joint venture was purchased by Echelon Residential, in conjunction with the real estate assets purchased as discussed in Note 1, SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES. The Company accounts for its investment in the joint venture under the equity method. Concurrent with the execution of the joint venture agreement with Fannie Mae's American Communities Fund, the joint venture executed an agreement with Wachovia Bank, N.A. for a $21,500,000 loan to fund the construction of ECHELON AT CHENEY PLACE. The loan is guaranteed by Echelon Residential.

      Construction of ECHELON AT CHENEY PLACE began in late July 1999 and construction continued on portions of the project through December 31, 2000. For the period March 8, 2000 (date of inception) through December 31, 2000, the Company recorded its share of losses for ECHELON AT CHENEY PLACE, from the initial operations of the project, as a reduction of the investment in unconsolidated joint venture. As of December 31, 2000, total capital expenditures and construction loan draws for the project were $24,834,193 and $18,408,921, respectively. Through December 31, 2000, the Company's capital contributions to the joint venture totaled $1,386,000. The total of net losses and purchase price adjustment allocated to the investment in unconsolidated joint venture is $322,094.

4.    CONSTRUCTION LOANS

      As of December 31, 2000, the Company's construction loans outstanding are as follows:

      Bank of America                                              $ 17,614,845
      First Union National Bank of Florida                            9,222,895
                                                                   ------------

                                                                   $ 26,837,740
                                                                   ============

      The Company has a $20,000,000 construction loan with Bank of America to fund the construction of ECHELON AT LAKESIDE. The loan is guaranteed by Echelon Residential. The interest rate is LIBOR plus 1.85% (8.4875% as of December 31, 2000), and the loan matures in September 2002. As of December 31, 2000, the Company has made $17,614,845 of construction draws on this loan. See further discussion of the development of ECHELON AT LAKESIDE included in Note 6, INVESTMENT IN CONSOLIDATED JOINT VENTURE PARTNERSHIP. Accrued interest on the Bank of America construction loan is $125,685 as of December 31, 2000.

      The Company has a $26,075,000 construction loan with First Union National Bank of Florida to fund the construction of ECHELON AT THE BALLPARK, a 385-unit multi-family residential community currently under construction in downtown Memphis, Tennessee. The loan is guaranteed by Echelon Residential. The interest rate is LIBOR plus 1.65% (8.2125% as of December 31, 2000) with monthly interest payments required through the term of the loan, which expires on June 2002. As of December 31, 2000, the Company has made construction draws of $9,222,895. Accrued interest on the First Union National Bank construction loan is $8,258 as of December 31, 2000.

      The Company's significant financial covenants include minimum net worth and liquidity requirements. As of December 31, 2000, the Company was in compliance with all financial covenants contained in its debt agreements.

      In the opinion of management, the carrying value of the Company's construction loans approximates their fair value based on management's estimates for similar issues, giving consideration to quality, interest rates, maturity and other significant characteristics. Although management is not aware of any factors that would significantly affect the estimated fair value of the construction loans, the amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2000 and current estimates of fair value may differ significantly.

      See Note 10, SUBSEQUENT EVENT, for discussion of a construction loan executed for the construction of ECHELON AT UPTOWN, in February 2001.

5.    NOTES PAYABLE

      As of December 31, 2000, notes payable outstanding are as follows:

      American Income Partners V-A Limited Partnership                     $ 2,160,000
      American Income Partners V-B Limited Partnership                       5,700,000
      American Income Partners V-C Limited Partnership                       2,390,000
      American Income Partners V-D Limited Partnership                       2,730,000
      American Income Fund I-A, a Massachusetts Limited Partnership          1,650,000
      American Income Fund I-B, a Massachusetts Limited Partnership          1,310,000
      American Income Fund I-C, a Massachusetts Limited Partnership          2,780,000
      American Income Fund I-D, a Massachusetts Limited Partnership          3,050,000
      American Income Fund I-E, a Massachusetts Limited Partnership          4,790,000
      AIRFUND International Limited Partnership                              1,800,000
      AIRFUND II International Limited Partnership                           3,640,000
                                                                           -----------
      Subtotal                                                              32,000,000

      Series A Note                                                          1,684,211
      Series B Notes                                                           585,679
      Note payable - Echelon Development Holdings LLC                          770,000
                                                                           -----------

                                                                           $35,039,890
                                                                           ===========

      On March 8, 2000, the Company executed $32,000,000 in notes payable with 11 partnerships. The Company contributed the proceeds from the notes payable to Echelon Residential to acquire various real estate assets from Echelon, as discussed in Note 1, SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES. These partnerships are managed by their general partners who have engaged Equis Financial Group ("EFG") as the partnerships' manager. Mr. James A. Coyne is Executive Vice President of EFG and is an equity investor in the Company. Mr. Coyne, in his individual capacity, is the only equity investor in the Company related to EFG. These notes payable have a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. No principal payments are required prior to the scheduled maturity. Interest accrues and compounds monthly and is payable at maturity. Accrued interest on these notes is $3,907,798 as of December 31, 2000. The Company has assigned and pledged a security interest in all of its rights, title, and interest in its membership interests in Echelon Residential to the 11 partnerships as collateral.

      On March 8, 2000, the Company executed a Series A Note with Cobb Partners Limited. The Series A Note has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. No principal payments are required prior to the scheduled maturity. Accrued interest on the Series A Note is $205,674 as of December 31, 2000. Interest accrues and compounds monthly and is payable at maturity. The Company also executed

      Series B Notes with several individuals, who are employees or investors of EFG. The Series B Notes have an annual interest rate of 15% and mature on June 30, 2004. No principal payments are required prior to the scheduled maturity. Interest accrues and compounds monthly and is payable at maturity. The Series B Notes are subordinated to the $32,000,000 notes payable and the Series A Note. Accrued interest on the Series B Notes is $76,920 as of December 31, 2000.

      On December 29, 2000, the Company executed a $770,000 note payable to Echelon Development Holdings LLC ("Echelon Development Holdings"). The note payable has a term of 24 months, maturing on December 29, 2002, and an annual interest rate of 10%. Interest accrues and compounds daily and is payable on December 31st of each year the note payable is outstanding. The Company repaid the note, plus interest of $6,751, on January 30, 2001.

      In the opinion of management, the carrying value of the Company's notes payable approximates the fair value based on management's estimates for similar issues, giving consideration to quality, interest rates, maturity and other significant characteristics.

6.    INVESTMENT IN CONSOLIDATED JOINT VENTURE PARTNERSHIP

      In September 1999, a wholly owned subsidiary of Echelon entered into a joint venture agreement with Turner Heritage Investments, Ltd. ("Turner") for the development of ECHELON AT LAKESIDE, a 181-unit multi-family residential community currently under construction in Plano, Texas, which is near Dallas. Echelon's 60% interest in the joint venture was purchased by Echelon Residential, in conjunction with the transaction discussed in
      Note 1, SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES. Construction of ECHELON AT LAKESIDE began in October 1999 and continued on portions of the project through December 31, 2000. As of December 31, 2000, total capital expenditures for the project were $23,927,413.

      Through December 31, 2000, the Company's capital contributions totaled $2,592,000 and Turner contributed land valued at $2,592,000 to the joint venture. The Company's interest represents a controlling interest, and accordingly, for financial reporting purposes, the assets, liabilities, retained deficit, and current period results of operations of the joint venture for the period March 8, 2000 (date of inception) through December 31, 2000, are included in the Company's consolidated financial statements, and Turner's partnership interest in the joint venture has been recorded as a minority interest. See further discussion of debt financing for ECHELON AT LAKESIDE included in Note 4, CONSTRUCTION LOANS.

7.    RELATED PARTY TRANSACTIONS

      In conjunction with the purchase of Echelon's interest in the joint venture formed for the development of ECHELON AT LAKESIDE, Echelon Residential also assumed the development agreement, an asset management agreement and a property management and leasing agreement with Lakeside Baywater Enterprises Limited Partnership, the joint venture partnership. In accordance with the development agreement, Echelon Residential has been engaged as the developer for ECHELON AT LAKESIDE and receives a development fee, payable in arrears, in monthly installments of $44,371. In accordance with the asset management agreement, Echelon Residential receives a monthly asset management fee, computed in arrears, equal to 1% of the ECHELON AT LAKESIDE monthly gross income. Under the terms of the property management and leasing agreement, Echelon Residential also receives a monthly management fee, computed in arrears, equal to 4% of the ECHELON AT LAKESIDE monthly gross income.

      For the period March 8, 2000 (date of inception) through December 31, 2000, Echelon Residential recognized $388,212 in development, asset management, and property management revenues from ECHELON AT LAKESIDE.

      In conjunction with the purchase of Echelon's interest in the joint venture formed for the development of ECHELON AT CHENEY PLACE, Echelon Residential also assumed agreements which include the payment of a development fee, a property management and leasing agreement and an incentive management fee with Cheney Place LLC, the joint venture partnership. In accordance with these agreements, Echelon Residential has been engaged as the developer for ECHELON AT CHENEY PLACE and receives a monthly development fee equal to 5% of the hard construction costs incurred during the month. Echelon Residential is also the property manager and leasing agent for the property and will receive a monthly management fee, computed in arrears, equal to $7,500 per month for two months prior to the opening of the clubhouse. For the next nine months thereafter, Echelon Residential will receive the greater of a) 3% of the effective monthly gross income or b) 3% of the effective monthly gross income that would be collected if 75% of ECHELON AT CHENEY PLACE were occupied at rents equaling the average pro forma base rent. Thereafter, the monthly management fee will be calculated as 3% of the effective monthly gross income of ECHELON AT CHENEY PLACE. The incentive management fee is equal to 2% of ECHELON AT CHENEY PLACE'S effective gross income, as defined. For the period March 8, 2000 (date of inception) through December 31, 2000, Echelon Residential recognized $392,695 in development, property management and incentive management fee revenues from ECHELON AT CHENEY PLACE.

      Echelon Property Management LLC, a wholly owned subsidiary of Echelon Residential, has contracted to manage several operating multi-family residential communities currently leased by Echelon Commercial LLC ("Echelon Commercial"), a wholly owned limited liability subsidiary of Echelon Development LLC. Echelon Development LLC is a wholly owned limited liability subsidiary of Echelon Development Holdings LLC. Several of the equity investors in Echelon Residential Holdings are also equity investors in Echelon Development Holdings LLC. For the period March 8, 2000 (date of inception) through December 31, 2000, Echelon Residential recognized $587,908 in property management revenues from the management of multi-family properties leased by Echelon Commercial.

      As of December 31, 2000, the Company had accounts receivable balances of $51,880 due from Echelon Commercial LLC, $19,455 due from ECHELON AT CHENEY PLACE and $44,186 from other related parties. These amounts were repaid by the end of February 2001.

8.    RETIREMENT PLAN

      Echelon Residential is the sponsor of the Echelon 401(k) Savings Plan ("Savings Plan") under Section 401(k) of the Internal Revenue Service Code (the "Code"), to which participants may contribute a percentage of their pay up to limits established by the Code. The Company may make discretionary contributions to the Savings Plan. The Company did not contribute to the Savings Plan during the period March 8, 2000 (date of inception) through December 31, 2000. As of January 1, 2001, the Company initiated an option in the Savings Plan to include a mandatory matching contribution from the Company.

9.    COMMITMENTS AND CONTINGENCIES

      As of December 31, 2000, two multi-family residential communities were under construction and had remaining commitments of $12,985,656 with construction contractors.

      On December 29, 2000, the Company executed a $5,000,000 revolving promissory note with Echelon Development Holdings. The revolving promissory note has a term of 24 months, maturing on December 29, 2002, and an annual interest rate of 10%. Interest accrues and compounds daily and is payable on December 31st of each year the note is outstanding. As of December 31, 2000, there were no amounts outstanding on the revolving promissory note.

      As discussed in Note 1, SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, the Company maintains preferred return accounts for the Participating Members. As of December 31, 2000, the preferred return balances for Participating A and B Capital were $198,597 and $3,709, respectively. These amounts have not been paid and therefore, have not been reflected as a reduction of Participating A and B Capital in the December 31, 2000 consolidated financial statements.

      The joint venture formed for the development of ECHELON AT LAKESIDE maintains preferred return accounts for the limited partners, Echelon LP, a wholly owned limited liability subsidiary of Echelon Residential, and Turner. The payment of any preferred returns to Echelon LP would be eliminated upon consolidation. As of December 31, 2000, the preferred return balance for Turner was $312,669. This amount has not been paid and therefore, has not been reflected as a reduction of member's equity in the December 31, 2000 consolidated financial statements.

10.   SUBSEQUENT EVENT

      In February 2001, the Company closed on a $18,600,000 loan from SouthTrust Bank for the construction financing of ECHELON AT UPTOWN, a 244-unit multi-family residential community to be developed in downtown Orlando, Florida. The interest rate is LIBOR plus 1.75% with monthly interest payments required over the 36-month initial term of the loan. The loan is guaranteed by Echelon Residential and construction is expected to commence in the second quarter of 2001.

11.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the period March 8, 2000 (date of inception) through December 31, 2000:


                                        PERIOD                           THREE MONTHS ENDED
                                       MARCH 8 -     ----------------------------------------------------------
                                       MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,      TOTAL
                                      ----------     ------------    -------------  -------------  ------------
      Total revenues............      $ 147,078      $   758,673     $   659,867    $ 3,664,594    $ 5,230,212
      Net loss..................      $(328,623)     $(1,359,326)    $(1,855,757)   $(3,162,320)   $(6,706,026)

                                     ******

                                  EXHIBIT INDEX
                                 2000 Form 10-K

EXHIBIT                                                                                  PAGE
2.7      Proposed Order Granting Joint Motion to Continue Final Approval
         Settlement Hearing (March 13, 2001).

10.3     Promissory Note from Semele Group Inc. (formerly known as Banyan
         Strategic Land Fund II) dated May 31, 1997.

10.4 First Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II) dated March 21, 2000.

10.5 Second Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II) dated March 12, 2001.

13       Annual Report to the Partners, December 31, 2001.

23       Consent of Independent Auditors.

99(j)    Lease agreement with Air Slovakia BWJ, Ltd.

99(k)    Lease agreement with Aerovias de Mexico, S.A. de C.V.

99(l)    Aircraft Conditional Sale agreement with Royal Aviation Inc.