Form 10-Q
period 2001-03-31
AMERICAN INCOME FUND I-D
filed 2001-05-21
CIK 868680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      MARCH 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------



                           Commission File No. 0-20030


         AMERICAN INCOME FUND I-D, A MASSACHUSETTS LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                 04-3122696
---------------------------------                        ----------------------
(State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)

88 BROAD STREET, BOSTON, MA                                       02110
-----------------------------------                      -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, changed since last report.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]     No [ ]

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Statement of Financial Position
              at March 31, 2001 and December 31, 2000                         3

              Statement of Operations
              for the three months ended March 31, 2001 and 2000              4

              Statement of Changes in Partners' Capital
              for the three months ended March 31, 2001                       5

              Statement of Cash Flows
              for the three months ended March 31, 2001 and 2000              6

              Notes to the Financial Statements                            7-13


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         14-21

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk     21


PART II.  OTHER INFORMATION:

              Items 1 - 6                                                    22

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)

                                                                MARCH 31,       DECEMBER 31,
                                                                  2001              2000
                                                              ------------      ------------
ASSETS

Cash and cash equivalents                                     $  2,338,591      $  1,887,541
Rents receivable                                                   111,902           170,594
Accounts receivable - other                                           --              47,490
Accounts receivable - affiliate                                    139,372           111,179
Interest receivable - affiliate                                     22,398              --
Prepaid expenses                                                    14,433              --
Investment in real estate venture                                2,755,896         2,818,494
Net investment in sales-type lease                                 244,978           318,788
Note receivable - affiliate - at fair market value                 898,405           898,405
Investment securities - affiliate - at fair market value           135,140           155,539
Equipment at cost, net of accumulated depreciation
  of $5,426,088 and $5,321,963 at March 31, 2001
  and December 31, 2000, respectively                            6,154,370         6,321,888
                                                              ------------      ------------

      Total assets                                            $ 12,815,485      $ 12,729,918
                                                              ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                 $  2,702,056      $  2,492,344
Accrued interest                                                    12,283            23,432
Accrued liabilities                                                412,301           573,250
Accrued liabilities - affiliate                                     35,246            24,120
Deferred rental income                                              50,472            46,084
                                                              ------------      ------------
     Total liabilities                                           3,223,507         3,148,081
                                                              ------------      ------------
Partners' capital (deficit):
   General Partner                                                (438,204)         (438,711)
   Limited Partnership Interests
   (829,521.30 Units; initial purchase price of $25 each)       10,030,182        10,020,548
                                                              ------------      ------------
     Total partners' capital                                     9,591,978         9,581,837
                                                              ------------      ------------

     Total liabilities and partners' capital                  $ 12,815,485      $ 12,729,918
                                                              ============      ============

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                     2001          2000
                                                   ---------     ---------

INCOME

Operating lease revenue                            $ 378,843     $ 355,850
Sales-type lease revenue                               4,445          --
Interest income                                       21,579        50,432
Interest income - affiliate                           22,398        22,398
Gain on sale of equipment                              2,500         6,000
                                                   ---------     ---------
       Total income                                  429,765       434,680
                                                   ---------     ---------

EXPENSES

Depreciation                                         167,518       210,246
Interest expense                                      46,577        64,580
Equipment management fees - affiliate                 21,415        16,308
Operating expenses - affiliate                       101,117        86,079
Write-down of investment securities - affiliate       33,148          --
Partnership's share of unconsolidated
  real estate venture's loss                          62,598         2,984
                                                   ---------     ---------
       Total expenses                                432,373       380,197
                                                   ---------     ---------

Net income (loss)                                  $  (2,608)    $  54,483
                                                   =========     =========


Net income (loss) per limited partnership unit     $    --       $    0.06
                                                   =========     =========
Cash distributions declared
   per limited partnership unit                    $    --       $    --
                                                   =========     =========

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)

                                            GENERAL               LIMITED PARTNERS
                                            PARTNER          ---------------------------
                                            AMOUNT              UNITS          AMOUNT            TOTAL
                                          ------------       -----------    ------------     ------------

Balance at December 31, 2000              $   (438,711)       829,521.30    $ 10,020,548     $  9,581,837

     Net loss                                     (130)          --               (2,478)          (2,608)

     Less: Reclassification adjustment
       for write-down of investment
      securities - affiliate                       637           --               12,112           12,749
                                          ------------        ----------    ------------     ------------

Comprehensive income                               507           --                9,634           10,141
                                          ------------        ----------    ------------     ------------

Balance at March 31, 2001                 $   (438,204)       829,521.30    $ 10,030,182     $  9,591,978
                                          ============        ==========    ============     ============

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                       2001            2000
                                                                   -----------     -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                                  $    (2,608)    $    54,483
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                         167,518         210,246
  Sales-type lease revenue                                              (4,445)           --
  Gain on sale of equipment                                             (2,500)         (6,000)

  Write-down of investment securities - affiliate                       33,148           --
  Partnership's share of unconsolidated
    real estate venture's loss                                          62,598           2,984
Changes in assets and liabilities:
  Rents receivable                                                      58,692           1,750
  Accounts receivable - other                                           47,490            --
  Accounts receivable - affiliate                                      (28,193)         11,060
  Interest receivable - affiliate                                      (22,398)           --
  Prepaid expenses                                                     (14,433)           --
  Collections on net investment in sales-type lease                     78,255            --
  Accrued interest                                                      11,149           4,586
  Accrued liabilities                                                 (160,949)       (218,434)
  Accrued liabilities - affiliate                                       11,126          13,145
  Deferred rental income                                                 4,388         (23,849)
                                                                   -----------     -----------
     Net cash provided by operating activities                         238,838          49,971
                                                                   -----------     -----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                            2,500           6,000
Investment in real estate venture                                         --        (3,050,000)
                                                                   -----------     -----------
     Net cash provided by (used in) investing activities                 2,500      (3,044,000)
                                                                   -----------     -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                            489,320         194,987
Principal payments - notes payable                                    (279,608)       (137,728)
Distributions paid                                                        --          (163,722)
                                                                   -----------     -----------
            Net cash provided by (used in) financing activities        209,712        (106,463)
                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents                   451,050      (3,100,492)
Cash and cash equivalents at beginning of period                     1,887,541       4,377,118
                                                                   -----------     -----------
Cash and cash equivalents at end of period                         $ 2,338,591     $ 1,276,626
                                                                   ===========     ===========

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                           $    35,428     $    59,994
                                                                   ===========     ===========

     See Note 6 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the three months ended March 31, 2001 and 2000.

     See Note 9 to the financial statements regarding the refinancing of one of the Partnership's notes payable in February 2001.

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and results of operations for the three month periods ended March 31, 2001 and 2000 have been made and are reflected.


NOTE 2 - CASH

At March 31, 2001, American Income Fund I-D, a Massachusetts Limited Partnership (the "Partnership") had $2,050,184 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 10 regarding the Class Action Lawsuit. Future minimum rents of $2,264,172 are due as follows:

     For the year ending March 31, 2002              $   966,300
                                   2003                  828,991
                                   2004                  350,155
                                   2005                  118,726
                                                     -----------

                                   Total             $ 2,264,172
                                                     ===========

Future minimum rents for operating leases does not include the operating leases for which the lease payments are based on the usage of the equipment leased.

                           AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)

Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $260,850 are due through the date of the lease expiration in January 2002.

NOTE 4 - EQUIPMENT

The following is a summary of equipment owned by the Partnership at March 31, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                      REMAINING
                                                      LEASE TERM            EQUIPMENT
           EQUIPMENT TYPE                               (MONTHS)             AT COST
------------------------------------                  -----------          -----------
Aircraft                                                  1-41             $ 8,384,248
Trailers/intermodal containers                           21-27               2,028,929
Materials handling                                         0-9               1,070,199
Furniture & fixtures                                         0                  97,082
                                                                           -----------
      Total equipment cost                                                  11,580,458
      Accumulated depreciation                                              (5,426,088)
                                                                           -----------
      Equipment, net of accumulated depreciation                           $ 6,154,370
                                                                           ===========


At March 31, 2001, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,413,185, representing approximately 90% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $5,522,000 and a net book value of approximately $4,041,000 at March 31, 2001 (see Note 9).

At March 31, 2001, all of the Partnership's equipment was subject to contracted leases or being leased on a month to month basis. In April 2001, the lease with Finnair OY related to a McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an interest, expired and the aircraft was returned to the General Partner. The General Partner is attempting to remarket this aircraft, which had a cost to the Partnership of approximately $2,014,000.


NOTE 5 - INVESTMENT IN REAL ESTATE VENTURE

On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

The Partnership's original loan was $3,050,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on

                           AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)

September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan is presented, in accordance with the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants in February 1986 entitled "ADC Arrangements", as an investment in real estate venture and is presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership is allocated its proportionate share of the unconsolidated real estate venture's net income or loss, adjusted for interest on the ADC arrangements, based on the balance of its ADC arrangement in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and 2000, the Partnership's share of losses in Echelon Residential Holdings were $62,598 and $2,984, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss."

The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Exchange Partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of Echelon Residential Holdings that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) Echelon Residential Holdings will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that Echelon Residential Holdings can only repay the loan through sales of undeveloped and developed property; and
(v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the properties will be taken in foreclosure as a result of delinquency.

The summarized financial information for Echelon Residential Holdings as of March 31, 2001 and for the quarter ended March 31, 2001 is as follows:

                                   (Unaudited)

          Total assets                                 $    72,861,183
          Total liabilities                            $    76,780,082
          Minority interest                            $     1,906,448
          Total deficit                                $    (5,825,347)

          Total revenues                               $     1,063,439
          Total expenses, minority interest
            and equity in loss of unconsolidated
            joint venture                              $     3,096,648
          Net loss                                     $    (2,033,209)


NOTE 6 - NET INVESTMENT IN SALES-TYPE LEASE

The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the quarter ended March 31, 2001, the

                           AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)

Partnership recognized sales-type lease revenue of $4,445 from this lease. At March 31, 2001, the components of the net investment in the sales-type lease are as follows:

     Total minimum lease payments to be received                $ 260,850
     Less:  Unearned income                                        15,872
                                                                ---------

                                            Total               $ 244,978
                                                                =========

Unearned income is being amortized to revenue over the lease term, expiring in January 2002.


NOTE 7 - INVESTMENT SECURITIES - AFFILIATE AND NOTE RECEIVABLE - AFFILIATE

As a result of an exchange transaction in 1997, the Partnership is the beneficial owner of 40,797 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $898,405. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $22,398 related to the Semele Note for both of the three months ended March 31, 2001 and 2000.

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be in violation of the making of a loan to an affiliate of the general partner in violation of the Partnership Agreements of the owner partnerships and to be a violation of the court's order with respect to New Investments that all other provisions of the Partnership Agreements shall remain in full force and effect.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended March 31, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5.375 per share (the quoted price on the NASDAQ Small Cap Market at March 31, 2000) resulting in an unrealized loss of $15,299. This loss was reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the three months ended March 31, 2001 of $33,148.

                           AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2001 and 2000 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                              2001                  2000
                                                          -------------         -------------
     Equipment management fees                            $      21,415         $      16,308
     Administrative charges                                      26,217                37,375
     Reimbursable operating expenses
         due to third parties                                    74,900                48,704
                                                          -------------         -------------

                                     Total                $     122,532         $     102,387
                                                          =============         =============

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2001, the Partnership was owed $139,372 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2001.


NOTE 9 - NOTES PAYABLE

Notes payable at March 31, 2001 consisted of installment notes of $2,702,056 payable to banks and institutional lenders. The installment notes bear an interest rate of either 7.65% or a fluctuating interest rate based on LIBOR (approximately 5.19% at March 31, 2001) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The installment notes amortize monthly and in addition, the Partnership has balloon payment obligations at the expiration of the respective lease terms related to aircraft leased to Reno Air, Inc. and Aerovias de Mexico, S.A. de C.V. of $823,037 in January 2003 and $391,567 in September 2004, respectively.

In February 2001, the Partnership and certain affiliated investment programs (collectively "the Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft on lease to Aerovias de Mexico, S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,174,165 including $684,845 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $489,320 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft on lease to Finnair OY of $126,782 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000.

Management believes that the carrying amount of notes payable approximates fair value at March 31, 2001 based on its experience and understanding of the market for instruments with similar terms.

The annual maturities of the note payable are as follows:

For the year ending March 31, 2002           $   579,491
                              2003             1,405,246
                              2004               237,086
                              2005               480,233
                                             -----------

                              Total          $ 2,702,056
                                             ===========

                           AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)

NOTE 10 - LEGAL PROCEEDINGS

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.


On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the Securities and Exchange Commission ("SEC") has completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether parties request the Court to schedule a hearing for final approval of the proposed settlement or are withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims. The Court also directed the parties to use their best efforts to assist the SEC so that its regulatory review may be completed on or before May 15, 2001. The Court continued the Final Approval Settlement Hearing until a date to be scheduled in July 2001 after receipt from the parties of a request to schedule a hearing. There are a number of issues to be resolved with the staff of the SEC before the staff's review of the solicitation materials is completed.

On May 11, 2001, the general partners of the partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(c) of the Investment Company Act of 1940, as amended (the "1940 Act"). The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company to offer or sell or purchase any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and American Income Partners V-B Limited Partnership, they may have become investment companies when they received the Semele securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advise, do not believe that the Designated Partnerships are investment companies.

The letter also stated that the Division is considering enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit are scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff's views, as expressed in the letter, are relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement.

                           AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)

The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, counsel is willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the staff's May 10, 2001 letter.

Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion.

Apart from the language of the order, the Court has not stated what action it might order if the SEC's review were not completed by May 15, 2001. If the Court were to decline to continue the date for the Final Approval Settlement Hearing and there is no settlement alternative offered by the parties that meets the Court's approval, the Court may direct that the parties resume the litigation and abandon the proposed settlement and consolidation.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Certain statements in this quarterly report of American Income Fund I-D, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 10 to the accompanying financial statements, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings") and its ownership of securities of Semele Group Inc. ("Semele"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by disposing or acquiring certain assets that it might not otherwise dispose or acquire.

On May 11, 2001, the general partners of the partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(c) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company to offer or sell or purchase any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and American V-B Limited Partnership, they may have become investment companies when they received the Semele securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

The letter also stated that the Division is considering enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit are scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff's views, as expressed in the letter, are relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement.

The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, counsel is willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the SEC staff's May 10, 2001 letter.

Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion. See Note 10 to the financial statements for additional discussion.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000:


The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 10 to the financial statements.). Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended,") the Partnership is scheduled to be dissolved by December 31, 2002. However, the General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.


RESULTS OF OPERATIONS

For the three months ended March 31, 2001, the Partnership recognized operating lease revenue of $378,843 compared to $355,850 for the same period in 2000. The increase in operating lease revenue from 2000 to 2001 resulted from the re-lease of a McDonnell-Douglas MD-82 aircraft and a Boeing 737-2H4 aircraft in September 2000. These increases were partially offset by the affects on operating lease revenue of lease term expirations and sales of equipment. In the future, operating lease revenue is expected to decline due to lease term expirations and equipment sales.

The lease term associated with the Boeing 737-2H4, in which the Partnership holds an ownership interest, expired in December 1999. The aircraft was re-leased in September 2000 to Air Slovakia BWJ Ltd., with a lease term expiring in September 2003. The Partnership recognized operating lease revenue of $39,128 for the quarter ended March 31, 2001 related to its interest in this aircraft.

The lease term associated with the a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized operating lease revenue of $71,235 and $28,190 related to this aircraft during the three months ended March 31, 2001 and 2000, respectively.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been stored in the warehouse from January 2000 through the date of the conditional sale in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three months ended March 31, 2001, the Partnership recognized sales-type lease revenue of $4,445.

The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Interest income for the three months ended March 31, 2001 was $43,977 compared to $72,830 for the same period in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income during both the three months ended March 31, 2001 and 2000 included $22,398, earned on a note receivable from Semele (see Note 7 to the financial statements herein).

During the three month periods ended March 31, 2001 and 2000, the Partnership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,500 and $6,000, respectively.

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

The ultimate realization of residual value for any type of equipment will be dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

Depreciation expense for the three months ended March 31, 2001 was $167,518 compared to $210,246 for the same period in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

For the three months ended March 31, 2001 and 2000, the Partnership incurred interest expense of $46,577 and $64,580, respectively. Interest expense in the near term will increase as a result of the Partnership's debt refinancing in February 2001, as described below. Subsequently, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees were $21,415 and $16,308, respectively, for the three months ended March 31, 2001 and 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

Operating expenses were $101,117 for the three months ended March 31, 2001 compared to $86,079 for the same period in 2000. In 2001, operating expenses included approximately $27,000 related to the Class Lawsuit discussed in Note 10 to the financial statements herein. Other operating expenses include professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the three months ended March 31, 2001 of $33,148.

For the three months ended March 31, 2001 and 2000, the Partnership's share of losses in Echelon Residential Holdings were $62,598 and $2,984, respectively. The losses are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $238,838 and $49,971 for the three months ended March 31, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership remarkets its assets. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 2001 and 2000, the Partnership realized equipment sales proceeds of $2,500 and $6,000, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At March 31, 2001, the Partnership was due aggregate future minimum lease payments of $2,525,022 from contractual operating and sales-type lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,702,056 (see Note 9 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 10 to the accompanying financial statements, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,050,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships, representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

As discussed in Note 5 to the Partnership's financial statements, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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


The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of the several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that the court may object to the general partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

As a result of an exchange transaction in 1997, the Partnership is the beneficial owner of 40,797 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $898,405. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California.

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be in violation of the making of a loan to an affiliate of the general partner in violation of the Partnership Agreements of the owner partnerships and to be a violation of the court's order with respect to New Investments that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other-than-temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the three months ended March 31, 2001 of $33,148.

The Semele Note and the Semele common stock are subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Partnership's investment in Semele common stock has generally declined since the Partnership's initial investment in 1997. In 1998, the General Partner determined that the decline in the market value of the stock was other than temporary and wrote down the Partnership's investment. Again in the quarter ended March 31, 2001, the General Partner made the same determination and wrote down the Partnership's investment. Subsequently, the market value of the Semele common stock has fluctuated. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of EFG and a Director of the General Partner is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities on the accompanying Statement of Cash Flows. The Partnership's notes payable are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near term, the amount of cash used to repay debt obligations will increase due to the refinancing discussed below. Subsequently the amount of cash used will decline as the principal balance of the notes payable is reduced through the collection and application of rents. In addition, to the obligation described below, the Partnership has a $823,037 balloon payment obligation to be paid at the expiration of the lease term related to an aircraft leased by Reno Air, Inc. in January 2003.

In February 2001, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft on lease to Aerovias de Mexico S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,174,165 including $684,845 used to repay the existing indebtedness
                                       19
on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $489,320 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $126,782 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $391,567 in September 2004. In the three months ended March 31, 2000, the Partnership refinanced the indebtedness associated with the same aircraft and, in addition to refinancing the existing indebtedness, received additional debt proceeds of $194,987.


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


At March 31, 2001, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, this aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. These aircraft have lease terms expiring in April 2001, January 2003, and September 2004, respectively. In April 2001 upon its lease expiration, Finnair OY returned a McDonnell Douglas MD-82 aircraft which the General Partner is attempting to remarket.

Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for either of the quarters ended March 31, 2001 or 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

Cash distributions when paid to the Limited Partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date and the performance of the Partnership's non-equipment assets.

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 9 to the financial statements presented in the Partnership's 2000 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or lossand the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal components of the cumulative difference between financial statement income or loss and tax income or loss result from different depreciation policies for book and tax purposes and the different treatment for book and tax purposes related to the real estate venture.

For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.


The outcome of the Class Action Lawsuit described in Note 10 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership's exposure to market risk for changes in interest rates at March 31, 2001, related primarily to one note payable for which the interest rates are based on the London Interbank Offering Rate ("LIBOR"). An annual increase of a 100 basis points in the interest rate on this note payable would not have a material effect on the Partnership's financial statements.

The Partnership's acquisition, development and construction loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2001 was not material.

                           AMERICAN INCOME FUND I-D,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  Response:

                  Refer to Note 10 to the financial statements herein.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  Response:  None

Item 5.           Other Information
                  Response:  None

Item 6(a).        Exhibits
                  Response:  None

Item 6(b).        Reports on Form 8-K
                  Response:  None

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


                            By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                            By:   /s/  MICHAEL J. BUTTERFIELD
                                  ------------------------------------------
                                  Michael J. Butterfield
                                  Treasurer of AFG Leasing VI Incorporated
                                  (Duly Authorized Officer and
                                  Principal Financial and Accounting Officer)


                            Date: MAY 21, 2001
                                  ------------------------------------------