Form 10-Q
period 2001-06-30
AMERICAN INCOME FUND I-D LTD PARTNERSHIP
filed 2001-08-14
CIK 868680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended      JUNE 30, 2001
                                               ------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from to       .
                                                     --------


                           Commission File No. 0-20030

          AMERICAN INCOME FUND I-D, A MASSACHUSETTS LIMITED PARTNERSHIP
          -------------------------------------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes           No

                                     ------


                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX





PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2001 and December 31, 2000                        3

                Statement of Operations
                for the three and six months ended June 30, 2001 and 2000     4

                Statement of Changes in Partners' Capital
                for the six months ended June 30, 2000                        5

                Statement of Cash Flows
                for the six months ended June 30, 2001 and 2000               6

                Notes to the Financial Statements                             7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      22


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              23

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,     December 31,
                                                               2001           2000
ASSETS

Cash and cash equivalents                                  $ 2,485,443   $   1,887,541
Rents receivable                                                74,048         170,594
Accounts receivable - other                                    256,763          47,490
Accounts receivable - affiliate                                232,024         111,179
Interest receivable - affiliate                                 22,153               -
Prepaid expenses                                                10,274               -
Investment in real estate venture                            2,685,675       2,818,494
Net investment in sales-type lease                             171,169         318,788
Note receivable - affiliate - at fair market value             898,405         898,405
Investment securities - affiliate - at fair market value       122,391         155,539
Equipment at cost, net of accumulated depreciation
  of $5,790,969 and $5,321,963 at June 30, 2001
  and December 31, 2000, respectively                        5,706,852       6,321,888
                                                           ------------  --------------

      Total assets                                         $12,665,197   $  12,729,918
                                                           ============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $ 2,479,590   $   2,492,344
Accrued interest                                                 9,436          12,283
Accrued liabilities                                            620,934         573,250
Accrued liabilities - affiliate                                231,558          24,120
Deferred rental income                                          23,495          46,084
                                                           ------------  --------------
     Total liabilities                                       3,365,013       3,148,081
                                                           ------------  --------------

Partners' capital (deficit):
   General Partner                                            (452,794)       (438,711)
   Limited Partnership Interests
   (829,521.30 Units; initial purchase price of $25 each)    9,752,978      10,020,548
                                                           ------------  --------------
     Total partners' capital                                 9,300,184       9,581,837
                                                           ------------  --------------

     Total liabilities and partners' capital               $12,665,197   $  12,729,918
                                                           ============  ==============




   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


                                             For the three months ended   For the six months ended
                                                          June 30,             June 30,


                                                     2001       2000       2001        2000
INCOME

Operating lease revenue                           $ 548,705   $373,877  $  927,548   $729,727
Sales-type lease revenue                              4,445          -       8,890          -
Interest income                                      29,448     21,228      51,027     71,660
Interest income - affiliate                          22,153     22,153      44,551     44,551
Gain on sale of equipment                             8,346      7,800      10,846     13,800
                                                  ----------  --------  -----------  --------
  Total income                                      613,097    425,058   1,042,862    859,738
                                                  ----------  --------  -----------  --------

EXPENSES

Depreciation                                        167,518    163,998     335,036    374,244
Write-down of equipment                             280,000          -     280,000          -
Interest expense                                     34,593     57,047      81,170    121,627
Equipment management fees - affiliate                30,018     17,269      51,433     33,577
Operating expenses - affiliate                      309,792     68,387     410,909    154,466
Write-down of investment securities - affiliate           -          -      33,148          -
Partnership's share of unconsolidated
  real estate venture's loss                         70,221     16,570     132,819     19,554
                                                  ----------  --------  -----------  --------
  Total expenses                                    892,142    323,271   1,324,515    703,468
                                                  ----------  --------  -----------  --------

Net income (loss)                                 $(279,045)  $101,787  $ (281,653)  $156,270
                                                  ==========  ========  ===========  ========



Net income (loss) per limited partnership unit    $   (0.32)  $   0.12  $    (0.32)  $   0.18
                                                  ==========  ========  ===========  ========
Cash distributions declared
   per limited partnership unit                   $      --   $     --  $       --   $     --
                                                  ==========  ========  ===========  ========









   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)




                                       General           Limited Partners
                                       Partner
                                        Amount         Units           Amount        Total
 Balance at December 31, 2000         $(438,711)        829,521.30  $10,020,548   $9,581,837

   Net loss                             (14,083)                 -     (267,570)    (281,653)

   Unrealized loss on investment
   securities - affiliate                  (637)                 -      (12,112)     (12,749)

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                   637                  -       12,112       12,749
                                      ----------  ----------------  ------------  -----------

 Comprehensive loss                     (14,083)                 -     (267,570)    (281,653)
                                      ----------  ----------------  ------------  -----------

 Balance at June 30, 2001             $(452,794)        829,521.30  $ 9,752,978   $9,300,184
                                      ==========  ================  ============  ===========























   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                            SSTATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                              2001          2000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $  (281,653)  $   156,270
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                335,036       374,244
  Write-down of equipment                                     280,000             -
  Sales-type lease revenue                                     (8,890)            -
  Gain on sale of equipment                                   (10,846)      (13,800)
  Write-down of investment securities - affiliate              33,148             -
  Partnership's share of unconsolidated
    real estate venture's loss                                132,819        19,554
Changes in assets and liabilities:
  Rents receivable                                             96,546         6,902
  Accounts receivable - other                                (209,273)            -
  Accounts receivable - affiliate                            (120,845)      (11,479)
  Interest receivable - affiliate                             (22,153)            -
  Prepaid expenses                                            (10,274)            -
  Collections on net investment in sales-type lease           156,509             -
  Accrued interest                                             (2,847)       (5,307)
  Accrued liabilities                                          47,684      (224,339)
  Accrued liabilities - affiliate                             207,438        (3,115)
  Deferred rental income                                      (22,589)      (22,257)
                                                          ------------  ------------
    Net cash provided by operating activities                 599,810       276,673
                                                          ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                  10,846        13,800
Investment in real estate venture                                   -    (3,050,000)
                                                          ------------  ------------
    Net cash provided by (used in) investing activities        10,846    (3,036,200)
                                                          ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                 1,862,028       194,987
Principal payments - notes payable                         (1,874,782)     (288,081)
Distributions paid                                                  -      (163,722)
                                                          ------------  ------------
    Net cash used in financing activities                     (12,754)     (256,816)
                                                          ------------  ------------

Net increase (decrease) in cash and cash equivalents          597,902    (3,016,343)
Cash and cash equivalents at beginning of period            1,887,541     4,377,118
                                                          ------------  ------------
Cash and cash equivalents at end of period                $ 2,485,443   $ 1,360,775
                                                          ============  ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                  $    84,017   $   126,934
                                                          ============  ============


See Note 7 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the six months ended June 30, 2001.

See Note 9 to the financial statements regarding the refinancing of one of the Partnership's notes payable in February 2001.

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule
10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2001 and December 31, 2000 and results of operations for the three and six month periods ended June 30, 2001 and 2000 have been made and are reflected. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.


NOTE  2  -  CASH
----------------

At June 30, 2001, American Income Fund I-D, a Massachusetts Limited Partnership (the "Partnership") had $2,384,670 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 10 regarding the Class Action Lawsuit. Future minimum rents of $2,902,380 are due as follows:

For the year ending June 30,   2002  $  901,622
                               2003     870,223
                               2004     713,819
                               2005     416,716
                                     ----------

  .                           Total  $2,902,380
                                     ==========


Future minimum rents for operating leases does not include the operating leases for which the lease payments are based on the usage of the equipment leased.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

                                  JUNE 30, 2001

                                   (UNAUDITED)


In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The
Partnership's share of the early termination fee was $216,888, which was recognized as operating lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $103,280, which was accrued as a maintenance obligation at June 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Programs will receive rents of $6,240,000 over the lease term, of which the Partnership's share is $1,611,168.

Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method, which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $182,595 are due through the date of the lease expiration in January 2002.

NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at June 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.



                                              Remaining
                                             Lease Term    Equipment
                       Equipment Type         (Months)      at Cost
-------------------------------------------  -----------  ------------
Aircraft                                            0-48  $ 8,384,248
Trailers/intermodal containers                     18-24    2,028,929
Materials handling                                   0-6      987,562
Furniture and fixtures                                 0       97,082
                                                          ------------
 Total equipment cost                                  .   11,497,821
 Accumulated depreciation                              .   (5,790,969)
                                                          ------------
 Equipment, net of accumulated depreciation            .  $ 5,706,852
                                                          ============


At June 30, 2001, the Partnership's equipment portfolio included equipment having a proportionate original cost of approximately $10,413,000, representing approximately 91% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $5,522,000 and a net book value of approximately $3,556,000 at June 30, 2001 (see Note 9).

The summary above includes the Partnership's interest in a McDonnell Douglas MD-82 aircraft, which had been leased to Finnair OY through April 2001. Upon expiration of the lease, the aircraft was returned to the General Partner. The Partnership's interest in this aircraft had an original cost of approximately $2,014,000 and a net book value of approximately $1,007,000 at June 30, 2001. The General Partner is attempting to remarket this aircraft.

The Partnership accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2001, the Partnership recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in the McDonnell Douglas MD-82 aircraft discussed above. The resulting charge of $280,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft.


NOTE  5  -  INVESTMENT  IN  REAL  ESTATE  VENTURE
-------------------------------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC (''Echelon Residential Holdings''), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $3,050,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International
Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan is presented, in accordance with the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants in February 1986 entitled "ADC Arrangements", as an investment in real estate venture and is presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership is allocated its proportionate share of the unconsolidated real estate venture's net income or loss, adjusted for interest on the ADC arrangements, based on the balance of its ADC arrangement in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the six months ended June 30, 2001 and 2000, the Partnership's share of losses in Echelon Residential Holdings were $132,819 and $19,554, respectively, and are reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss."
The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Exchange Partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of Echelon Residential Holdings that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) Echelon Residential Holdings will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that Echelon Residential Holdings can only repay the loan through sales of undeveloped and developed property; and
(v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the properties will be taken in foreclosure as a result of delinquency.

The summarized financial information for Echelon Residential Holdings as of and for the periods ended June 30, 2001 and 2000, respectively, is as follows:

                                                 (Unaudited)
                                 As  of  and  for  the  periods  ended
                                                  June 30,

                                             2001          2000
                                         ------------  ------------
Total assets                             $79,159,776   $54,704,360
Total liabilities                        $85,455,528   $48,386,270
Minority interest                        $ 1,782,982   $ 2,527,750
Total equity (deficit)                   $(8,078,734)  $ 3,790,340

Total revenues                           $ 1,705,679   $   905,751
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                          $ 5,924,774   $ 2,593,700
Net loss                                 $(4,219,095)  $(1,687,949)




NOTE  6  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and six month periods ended June 30, 2001, the Partnership recognized sales-type lease revenue of $4,445 and $8,890, respectively, from this lease. At June 30, 2001, the components of the net investment in the sales-type lease are as follows:

Total minimum lease payments to be received  $182,595
Less: Unearned income                          11,426
                                             --------

  Total                                      $171,169
                                             ========


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.


NOTE  7  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Partnership is the beneficial owner of 40,797 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $898,405. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $44,551 related to the Semele Note during each of the six month periods ended June 30, 2001 and 2000.

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 10, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the six months ended June 30, 2001 of $33,148.

During the three months ended June 30, 2001, the Partnership decreased the carrying value of its investment in Semele common stock to $3.00 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to June 30, 2001), resulting in an unrealized loss of $12,749. This loss was reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.


NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2001 and 2000 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2001      2000
                                 --------  --------
Equipment management fees        $ 51,433  $ 33,577
Administrative charges             52,434    63,592
Reimbursable operating expenses
   due to third parties           358,475    90,874
                                 --------  --------

          Total                  $462,342  $188,043
                                 ========  ========

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2001, the Partnership was owed $232,024 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2001.

The discussion of the loan to Echelon Residential Holdings in Note 5 above is incorporated herein by reference.

NOTE  9  -  NOTES  PAYABLE
--------------------------

Notes payable at June 30, 2001 consisted of two installment notes totaling $2,479,590 payable to banks and institutional lenders. The installment notes bear an interest rate of either 7.65% or a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus a margin. Both of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The installment notes amortize monthly and in addition, the Partnership has a balloon payment obligation at the expiration of the lease term related to one of the two aircraft leased to Aerovias de Mexico, S.A. de C.V. of $391,567 in September 2004.

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

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 3 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Partnership's share was $1,372,708. The Partnership used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $1,437,109 and accrued interest and fees of $21,410. The new indebtedness bears a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus 2.3%.

Management believes that the carrying amount of notes payable approximates fair value at June 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  payable  are  as  follows:

For the year ending June 30,   2002  $  523,346
                               2003     563,009
                               2004     605,377
                               2005     787,858
                                     ----------

 .                             Total  $2,479,590
                                     ==========

NOTE  10  -  LEGAL  PROCEEDINGS
-------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the Securities and Exchange Commission ("SEC") had completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether the parties requested the Court to schedule a hearing for final approval of the proposed settlement or were withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims.

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

The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Partnership or the other Designated Partnerships are investment companies within the meaning of the 1940 Act. Counsel has corresponded and met with the SEC staff to address the issues concerning the Designated Partnerships' status under the 1940 Act. However, their status is unresolved and there is a risk that the Division of Investment Management may commence enforcement action against the Partnership and the other Designated Partnerships with respect to this matter.

Plaintiffs' Counsel and Defendants' Counsel each filed status reports in response to the Court's order on May 15, 2001. The Court held a hearing on May 28, 2001 at which Plaintiffs' Counsel requested that the case be put back on a litigation track anticipating his filing a motion for class certification and discovery leading to the setting of a trial date. Defendants' Counsel requested that the Court address the issue of whether or not the 1940 Act applies to the Designated Partnerships and the consolidation under the proposed settlement. The Court permitted Plaintiffs' Counsel to submit a timetable for discovery and trial and at the same time encouraged the parties to continue to work together with the SEC in an effort to consummate the proposed settlement. Subsequently, the Court scheduled a status conference for February 22, 2002 and a trial date of March 4, 2002.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item  2.   Management's  Discussion  and  Analysis  of  Financial  Condition and
--------------------------------------------------------------------------------
Results  of  Operations.
------------------------

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

The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Partnership or the other Designated Partnerships are investment companies within the meaning of the 1940 Act. Counsel has corresponded and met with the SEC staff to address the issues concerning the Designated Partnerships' status under the 1940 Act. However, their status is unresolved and there is a risk that the Division of Investment Management may commence enforcement action against the Partnership and the other Designated Partnerships with respect to this matter.

Plaintiffs' Counsel and Defendants' Counsel each filed status reports in response to the Court's order on May 15, 2001. The Court held a hearing on May 28, 2001 at which Plaintiffs' Counsel requested that the case be put back on a litigation track anticipating his filing a motion for class certification and discovery leading to the setting of a trial date. Defendants' Counsel requested that the Court address the issue of whether or not the 1940 Act applies to the Designated Partnerships and the consolidation under the proposed settlement. The Court permitted Plaintiffs' Counsel to submit a timetable for discovery and trial and at the same time encouraged the parties to continue to work together with the SEC in an effort to consummate the proposed settlement. See Note 10 to the financial statements for additional discussion.


Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000:
-----------------------

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


Results  of  Operations
-----------------------

For the three and six month periods ended June 30, 2001, the Partnership recognized operating lease revenue of $548,705 and $927,548, respectively, compared to $373,877 and $729,727, respectively, for the same periods in 2000. The increase in operating lease revenue from 2000 to 2001 resulted from the September 2000 re-lease of a McDonnell Douglas MD-82 aircraft and a Boeing 737-2H4 aircraft in which the Partnership holds ownership interests and lease termination proceeds, as discussed below. These increases were partially offset by the affects on operating lease revenue of the lease term expiration in April 2001 of a second McDonnell Douglas MD-82 aircraft and sales of equipment. In the future, operating lease revenue is expected to decline due to lease term expirations and equipment sales.

The lease term associated with a Boeing 737-2H4, in which the Partnership holds an ownership interest, expired in December 1999. The aircraft was re-leased in September 2000 to Air Slovakia BWJ Ltd., with a lease term expiring in September 2003. The Partnership recognized operating lease revenue of $78,255 for the six month period ended June 30, 2001 related to its interest in this aircraft.

The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized operating lease revenue of $142,471 and $28,190 related to this aircraft during the six month periods ended June 30, 2001 and 2000, respectively.

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Partnership's share of the early termination fee was $216,888, which was recognized as operating lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $103,280, which was accrued as a maintenance obligation at June 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Partnership's share is $1,611,168.

The General Partner is attempting to remarket the second McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest. The lease term associated with this aircraft expired in April 2001 and the aircraft is currently off lease. The Partnership recognized operating lease revenue of $101,800 and $153,984 related to this aircraft during the six month periods ended June 30, 2001 and 2000, respectively.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a second Boeing 737-2H4 aircraft. This aircraft had been off lease from January 2000 through the date of the conditional sale in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and six month periods ended June 30, 2001, the Partnership recognized sales-type lease revenue of $4,445 and $8,890, respectively.

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

Interest income for the three and six month ended June 30, 2001 was $51,601 and $95,578, respectively, compared to $43,381 and $116,211, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income during the three and six month periods ended June 30, 2001 and 2000 included $22,153 and $44,551, respectively, earned on a note receivable from Semele (see Note 7 to the financial statements herein).

During the three and six month periods ended June 30, 2001 and 2000, the Partnership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes in 2001, of $8,346 and $10,846, respectively, compared to $7,800 and $13,800, respectively,  for  the  same  periods  in  2000.

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

Depreciation expense for the three and six month periods ended June 30, 2001 was $167,518 and $335,036, respectively, compared to $163,998 and $374,244, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

During the three months ended June 30, 2001, the Partnership also recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in a McDonnell Douglas MD-82 aircraft returned in April 2001 and currently being off lease. The resulting charge of $280,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft. The estimate of the fair value was based on (i) information provided by a third-party aircraft broker and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

For the three and six month periods ended June 30, 2001, the Partnership incurred interest expense of $34,593 and $81,170, respectively, compared to $57,047 and $121,627, respectively for the same periods in 2000. In the future, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees were $30,018 and $51,433, respectively, for the three and six month periods ended June 30, 2001 and $17,269 and $33,577, respectively, for the same periods in 2000.

Operating expenses were $309,792 and $410,909, respectively for the three and six month periods ended June 30, 2001 compared to $68,387 and $154,466, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Lawsuit discussed in Note 10 to the financial statements herein. In addition, operating expenses included approximately $172,000 of re-marketing and storage costs related to the re-lease of an aircraft in June 2001 and storage of another aircraft, which was returned to the General Partner in April 2001, upon its lease term expiration. Other operating expenses include professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the six months ended June 30, 2001 of $33,148.

For the three and six month periods ended June 30, 2001, the Partnership's share of losses in Echelon Residential Holdings were $70,221 and $132,819, respectively, compared to $16,570 and $19,554, respectively, for the same periods in 2000. The losses are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $599,810 and $276,673 for the six months ended June 30, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership remarkets its assets. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2001 and 2000, the Partnership realized equipment sales proceeds of $10,846 and $13,800, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $3,084,975 from contractual operating and sales-type lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,479,590 (see Note 9 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 10, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock resulting in a total realized loss in the six months ended June 30, 2001 of $33,148. See Results of Operations.

During the three months ended June 30, 2001, the Partnership decreased the carrying value of its investment in Semele common stock to $3.00 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to June 30, 2001), resulting in an unrealized loss of $12,749. This loss was reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.

The Semele Note and the Semele common stock are subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Partnership's investment in Semele common stock has generally declined since the Partnership's initial investment in 1997. In 1998, the General Partner determined that the decline in the market value of the stock was other than temporary and wrote down the Partnership's investment. Again in the three months ended March 31, 2001, the General Partner made the same determination and wrote down the Partnership's investment. Subsequently, the market value of the Semele common stock has fluctuated. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of EFG and a Director of the General Partner is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities on the accompanying Statement of Cash Flows. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the future, the amount of cash used will decline as the principal balance of the notes payable is reduced through the collection and application of rents. In addition, the Partnership has a balloon payment obligation as discussed below.

In February 2001, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft on lease to Aerovias de Mexico S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,174,165 including $684,845 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $489,320 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $126,782 and certain aircraft reconfiguration costs that the
Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $391,567 in September 2004. In the six months ended June 30, 2000, the Partnership refinanced the indebtedness associated with the same aircraft and in addition to refinancing the existing indebtedness, received additional proceeds of $194,987.

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years (see Results of Operations). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Partnership's share was $1,372,708. The Partnership used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $1,437,109 and accrued interest and fees of $21,410. The new indebtedness bears a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus 2.3% and principal is amortized monthly.

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

At June 30, 2001, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, this aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. Two of these aircraft have lease terms expiring in September 2004 and June 2005, respectively, and the third aircraft was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft.

Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Partnership and the residual value of the commercial jet aircraft. Currently, all of commercial jet aircraft in which the Partnership has a proportionate ownership interest are subject to contracted lease agreements except one McDonnell Douglas MD-82, which was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft.

Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for either of the six month periods ended June 30, 2001 or 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

The outcome of the Class Action Lawsuit described in Note 10 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. The settlement or adjudication of that lawsuit may materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership's exposure to market risk for changes in interest rates at June 30, 2001, related primarily to one note payable for which the interest rates are based on the London Interbank Offering Rate. An annual increase of a 100 basis points in the interest rate on this note payable would not have a material effect on the Partnership's financial statements.

The Partnership's acquisition, development and construction loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership for the six months ended June 30, 2001 was not material.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II.  OTHER INFORMATION







  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 10 to the financial statements herein.

  Item 2.     Changes in Securities
  .           Response:  None

  Item 3.     Defaults upon Senior Securities
  .           Response:  None

  Item 4.     Submission of Matters to a Vote of Security Holders
  .           Response:  None

  Item 5.     Other Information
  .           Response:  None

  Item 6(a).  Exhibits
  .           Response:

 .             Exhibit 1.  Lease agreement with Aerovias de Mexico, S.A. de C.V.

  Item 6(b).  Reports on Form 8-K
  .           Response:  None

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


          AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


By:         AFG  Leasing  VI  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  VI  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     August  14,  2001
          -----------------