Form 10-Q/A
period 2001-06-30
AMERICAN INCOME FUND I-D LTD PARTNERSHIP
filed 2001-11-14
CIK 868680

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

------


                                EXPLANATORY NOTE


After American Income Fund I-D, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $3,050,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $70,221 and $132,819, and $16,570 and $19,554, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $70,221 and $132,819, respectively, previously recorded during the three and six months ended June 30, 2001 and $16,570 and $19,554, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $121,234 during the six months ended June 30, 2001 and $110,234 and $138,700, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $691,669 and $507,837, respectively, or $0.79 and $0.58, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $126,804 and $158,254, respectively, or $0.14 and $0.18, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                         As of and for the Three Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Operating lease revenue                               $   548,705   $   548,705
Sales-type lease revenue                                    4,445         4,445
Interest income                                            29,448        29,448
Interest income - affiliate                                22,153        22,153
Gain on sale of equipment                                   8,346         8,346
                                                      ------------  ------------
  Total income                                            613,097       613,097
                                                      ------------  ------------

Expenses

Depreciation                                              167,518       167,518
Write-down of impaired loan and interest receivable             -       761,890
Write-down of equipment                                   280,000       280,000
Interest expense                                           34,593        34,593
Equipment management fees - affiliate                      30,018        30,018
Operating expenses - affiliate                            309,792       309,792
Partnership's share of unconsolidated
  real estate venture's loss                               70,221             -
                                                      ------------  ------------
  Total expenses                                          892,142     1,583,811
                                                      ------------  ------------

Net loss                                              $  (279,045)  $  (970,714)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.32)  $     (1.11)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $12,665,197   $12,762,647
                                                      ============  ============
Total liabilities                                     $ 3,365,013   $ 3,365,013
Partners' capital (deficit)
   General Partner                                       (452,794)     (447,921)
   Limited Partnership Interests                        9,752,978     9,845,555
                                                      ------------  ------------
Total partners' capital                               $ 9,300,184   $ 9,397,634
                                                      ============  ============

------



                          As of and for the Six Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Operating lease revenue                               $   927,548   $   927,548
Sales-type lease revenue                                    8,890         8,890
Interest income                                            51,027        51,027
Interest income - loan receivable                               -       121,234
Interest income - affiliate                                44,551        44,551
Gain on sale of equipment                                  10,846        10,846
                                                      ------------  ------------
  Total income                                          1,042,862     1,164,096
                                                      ------------  ------------

Expenses

Depreciation                                              335,036       335,036
Write-down of equipment                                   280,000       280,000
Interest expense                                           81,170        81,170
Equipment management fees - affiliate                      51,433        51,433
Operating expenses - affiliate                            410,909       410,909
Write-down of impaired loan and interest receivable             -       761,890
Write-down of investment securities- affiliate             33,148        33,148
Partnership's share of unconsolidated
  real estate venture's loss                              132,819             -
                                                      ------------  ------------
  Total expenses                                        1,324,515     1,953,586
                                                      ------------  ------------

Net loss                                              $  (281,653)  $  (789,490)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.32)  $     (0.90)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $12,665,197   $12,762,647
                                                      ============  ============
Total liabilities                                     $ 3,365,013   $ 3,365,013
Partners' capital (deficit)
   General Partner                                       (452,794)     (447,921)
   Limited Partnership Interests                        9,752,978     9,845,555
                                                      ------------  ------------
Total partners' capital                               $ 9,300,184   $ 9,397,634
                                                      ============  ============

                         As of and for the Three Months Ended
                                       June 30, 2000

                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Operating lease revenue                   $   373,877   $   373,877
Interest income                                21,228        21,228
Interest income - loan receivable                   -       110,234
Interest income - affiliate                    22,153        22,153
Gain on sale of equipment                       7,800         7,800
                                          ------------  ------------
  Total income                                425,058       535,292
                                          ------------  ------------

Expenses

Depreciation                                  163,998       163,998
Interest expense                               57,047        57,047
Equipment management fees - affiliate          17,269        17,269
Operating expenses - affiliate                 68,387        68,387
Partnership's share of unconsolidated
  real estate venture's loss                   16,570             -
                                          ------------  ------------
  Total expenses                              323,271       306,701
                                          ------------  ------------

Net income                                $   101,787   $   228,591
                                          ============  ============
Net income per limited partnership unit   $      0.12   $      0.26
                                          ============  ============



Balance Sheet Data:

Total assets                              $12,901,615   $13,059,869
                                          ============  ============
Total liabilities                         $ 3,061,348   $ 3,061,348
Partners' capital (deficit)
   General Partner                           (425,789)     (417,876)
   Limited Partnership Interests           10,266,056    10,416,397
                                          ------------  ------------
Total partners' capital                   $ 9,840,267   $ 9,998,521
                                          ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2000

                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Operating lease revenue                   $   729,727   $   729,727
Interest income                                71,660        71,660
Interest income - loan receivable                   -       138,700
Interest income - affiliate                    44,551        44,551
Gain on sale of equipment                      13,800        13,800
                                          ------------  ------------
  Total income                                859,738       998,438
                                          ------------  ------------

Expenses

Depreciation                                  374,244       374,244
Interest expense                              121,627       121,627
Equipment management fees - affiliate          33,577        33,577
Operating expenses - affiliate                154,466       154,466
Partnership's share of unconsolidated
  real estate venture's loss                   19,554             -
                                          ------------  ------------
  Total expenses                              703,468       683,914
                                          ------------  ------------

Net income                                $   156,270   $   314,524
                                          ============  ============
Net income per limited partnership unit   $      0.18   $      0.36
                                          ============  ============



Balance Sheet Data:

Total assets                              $12,901,615   $13,059,869
                                          ============  ============
Total liabilities                         $ 3,061,348   $ 3,061,348
Partners' capital (deficit)
   General Partner                           (425,789)     (417,876)
   Limited Partnership Interests           10,266,056    10,416,397
                                          ------------  ------------
Total partners' capital                   $ 9,840,267   $ 9,998,521
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
     Item 1. Financial Statements (Restated):

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

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $  2,485,443   $   1,887,541
Rents receivable                                                 74,048         170,594
Accounts receivable - other                                     256,763          47,490
Accounts receivable - affiliate                                 232,024         111,179
Interest receivable - affiliate                                  22,153               -
Prepaid expenses                                                 10,274               -
Interest receivable - loan, net of allowance of $495,015
  at June 30, 2001                                                    -         373,781
Loan receivable, net of allowance of $266,875
  at June 30, 2001                                            2,783,125       3,050,000
Net investment in sales-type lease                              171,169         318,788
Note receivable - affiliate - at fair market value              898,405         898,405
Investment securities - affiliate - at fair market value        122,391         155,539
Equipment at cost, net of accumulated depreciation
  of $5,790,969 and $5,321,963 at June 30, 2001
  and December 31, 2000, respectively                         5,706,852       6,321,888
                                                           -------------  --------------

      Total assets                                         $ 12,762,647   $  13,335,205
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $  2,479,590   $   2,492,344
Accrued interest                                                  9,436          12,283
Accrued liabilities                                             620,934         573,250
Accrued liabilities - affiliate                                 231,558          24,120
Deferred rental income                                           23,495          46,084
                                                           -------------  --------------
     Total liabilities                                        3,365,013       3,148,081
                                                           -------------  --------------

Partners' capital (deficit):
   General Partner                                             (447,921)       (408,447)
   Limited Partnership Interests
   (829,521.30 Units; initial purchase price of $25 each)     9,845,555      10,595,571
                                                           -------------  --------------
     Total partners' capital                                  9,397,634      10,187,124
                                                           -------------  --------------

     Total liabilities and partners' capital               $ 12,762,647   $  13,335,205
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

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,


 .                                                          2001           2000           2001           2000
 .                                                        Restated       Restated       Restated       Restated
INCOME                                                 (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)

Operating lease revenue                               $    548,705   $    373,877   $    927,548   $    729,727
Sales-type lease revenue                                     4,445              -          8,890              -
Interest income                                             29,448         21,228         51,027         71,660
Interest income - loan                                           -        110,234        121,234        138,700
Interest income - affiliate                                 22,153         22,153         44,551         44,551
Gain on sale of equipment                                    8,346          7,800         10,846         13,800
                                                      -------------  -------------  -------------  -------------
  Total income                                             613,097        535,292      1,164,096        998,438
                                                      -------------  -------------  -------------  -------------

EXPENSES

Depreciation                                               167,518        163,998        335,036        374,244
Write-down of equipment                                    280,000              -        280,000              -
Interest expense                                            34,593         57,047         81,170        121,627
Equipment management fees - affiliate                       30,018         17,269         51,433         33,577
Operating expenses - affiliate                             309,792         68,387        410,909        154,466
Write-down of impaired loan and interest receivable        761,890              -        761,890              -
Write-down of investment securities - affiliate                  -              -         33,148              -
                                                      -------------  -------------  -------------  -------------

  Total expenses                                         1,583,811        306,701      1,953,586        683,914
                                                      -------------  -------------  -------------  -------------

Net income (loss)                                     $   (970,714)  $    228,591   $   (789,490)  $    314,524
                                                      =============  =============  =============  =============



Net income (loss) per limited partnership unit        $      (1.11)  $       0.26   $      (0.90)  $       0.36
                                                      =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                       $         --   $         --   $         --   $         --
                                                      =============  =============  =============  =============










   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)


                                           General    Limited Partners
                                           Partner
                                          ----------
                                            Amount         Units           Amount        Total
 Balance at December 31, 2000 (Restated)  $(408,447)        829,521.30  $10,595,571   $10,187,124

   Net loss  (Restated)                     (39,475)                 -     (750,016)     (789,490)

   Unrealized loss on investment
   securities - affiliate                      (637)                 -      (12,112)      (12,749)

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                       637                  -       12,112        12,749
                                          ----------  ----------------  ------------  ------------

 Comprehensive loss                         (39,475)                 -     (750,016)     (789,490)
                                          ----------  ----------------  ------------  ------------

 Balance at June 30, 2001 (Restated)      $(447,921)        829,521.30  $ 9,845,555   $ 9,397,634
                                          ==========  ================  ============  ============

























   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                            SSTATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                             2001           2000
 .                                                            Restated       Restated
 .                                                          (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $   (789,490)  $    314,524
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                 335,036        374,244
  Write-down of equipment                                      280,000              -
  Sales-type lease revenue                                      (8,890)             -
  Gain on sale of equipment                                    (10,846)       (13,800)
  Write-down of impaired loan and interest receivable          761,890              -
  Write-down of investment securities - affiliate               33,148              -
Changes in assets and liabilities:
  Rents receivable                                              96,546          6,902
  Accounts receivable - other                                 (209,273)             -
  Accounts receivable - affiliate                             (120,845)       (11,479)
  Interest receivable - affiliate                              (22,153)             -
  Prepaid expenses                                             (10,274)             -
  Interest receivable - loan                                  (121,234)      (138,700)
  Collections on net investment in sales-type lease            156,509              -
  Accrued interest                                              (2,847)        (5,307)
  Accrued liabilities                                           47,684       (224,339)
  Accrued liabilities - affiliate                              207,438         (3,115)
  Deferred rental income                                       (22,589)       (22,257)
                                                          -------------  -------------
    Net cash provided by operating activities                  599,810        276,673
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                   10,846         13,800
Issuance of loan receivable                                          -     (3,050,000)
                                                          -------------  -------------
    Net cash provided by (used in) investing activities         10,846     (3,036,200)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                  1,862,028        194,987
Principal payments - notes payable                          (1,874,782)      (288,081)
Distributions paid                                                   -       (163,722)
                                                          -------------  -------------
    Net cash used in financing activities                      (12,754)      (256,816)
                                                          -------------  -------------

Net increase (decrease) in cash and cash equivalents           597,902     (3,016,343)
Cash and cash equivalents at beginning of period             1,887,541      4,377,118
                                                          -------------  -------------
Cash and cash equivalents at end of period                $  2,485,443   $  1,360,775
                                                          =============  =============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                  $     84,017   $    126,934
                                                          =============  =============


See Note 8 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the six months ended June 30, 2001.

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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Fund I-D, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $3,050,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $70,221 and $132,819, and $16,570 and $19,554, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $70,221 and $132,819, respectively, previously recorded during the three and six months ended June 30, 2001 and $16,570 and $19,554, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $121,234 during the six months ended June 30, 2001 and $110,234 and $138,700, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $691,669 and $507,837, respectively, or $0.79 and $0.58, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $126,804 and $158,254, respectively, or $0.14 and $0.18, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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


NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $2,384,670 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


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

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $5,522,000 and a net book value of approximately $3,556,000 at June 30, 2001 (see Note 10).

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 11, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.

NOTE  10  -  NOTES  PAYABLE
---------------------------

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

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 4 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Partnership's share was $1,372,708. The Partnership used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $1,437,109 and accrued interest and fees of $21,410. The new indebtedness bears a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus 2.3%.

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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $70,221 and $132,819, respectively, previously recorded during the three and six months ended June 30, 2001 and $16,570 and $19,554, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $121,234 during the six months ended June 30, 2001 and $110,234 and $138,700, during the three and six months ended June 30, 2000, respectively.

During the second quarter of 2001, the General Partner also determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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


Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000
----------------------

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

Interest income for the three and six month ended June 30, 2001 was $51,601 and $216,812, respectively, compared to $153,615 and $254,911, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loans receivable from Echelon Residential Holdings and Semele. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income during the three and six month periods ended June 30, 2001 and 2000 included $22,153 and $44,551, respectively, earned on a note receivable from Semele (see Note 8 to the financial statements herein).

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $70,221 and $132,819, respectively, previously recorded during the three and six months ended June 30, 2001 and $16,570 and $19,554, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $121,234 during the six months ended June 30, 2001 and $110,234 and $138,700, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875 reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $761,890 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

Operating expenses were $309,792 and $410,909, respectively for the three and six month periods ended June 30, 2001 compared to $68,387 and $154,466, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Lawsuit discussed in Note 11 to the financial statements herein. In addition, operating expenses included approximately $172,000 of re-marketing and storage costs related to the re-lease of an aircraft in June 2001 and storage of another aircraft, which was returned to the General Partner in April 2001, upon its lease term expiration. Other operating expenses include professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $3,084,975 from contractual operating and sales-type lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,479,590 (see Note 10 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

During the second quarter of 2001, the General Partner also determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875 reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $761,890 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 11, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

The outcome of the Class Action Lawsuit described in Note 11 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


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

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II.  OTHER INFORMATION







  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 11 to the financial statements herein.

  Item 2.     Changes in Securities
  .           Response:  None

  Item 3.     Defaults upon Senior Securities
  .           Response:  None

  Item 4.     Submission of Matters to a Vote of Security Holders
  .           Response:  None

  Item 5.     Other Information
  .           Response:  None

  Item 6(a).  Exhibits
  .           Response:

 .             Exhibit 99(m).  Lease agreement with Aerovias de Mexico, S.A. de C.V.,
 .             was filed in the Registrant's Annual Report on Form 10-Q for the period
 .             ended June 30, 2001 as Exhibit 1 and is incorporated herein by
 .             reference.

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