Form 10-K
period 2001-12-31
AMERICAN INCOME FUND I-D LTD PARTNERSHIP
filed 2002-04-01
CIK 868680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the fiscal year ended     DECEMBER 31, 2001
                                               -----------------

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

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                  Page

PART I
Item 1.   Business                                                                                3

Item 2.   Properties                                                                              6

Item 3.   Legal Proceedings                                                                       6

Item 4.   Submission of Matters to a Vote of Security Holders                                     8


PART II

Item 5.   Market for the Partnership's Securities and Related Security Holder Matters             9

Item 6.   Selected Financial Data                                                                11

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  11

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks                            20

Item 8.   Financial Statements and Supplementary Data                                            20

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   43


PART III

Item 10.  Directors and Executive Officers of the Partnership                                    44

Item 11.  Executive Compensation                                                                 45

Item 12.  Security Ownership of Certain Beneficial Owners and Management                         46

Item 13.  Certain Relationships and Related Transactions                                         46


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                        49

PART  I

Item  1.  Business.
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

The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates. The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as provided for in the Restated Agreement, as amended.

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

Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2001, 2000 and 1999 is incorporated herein by reference to Note 2 to the financial statements included in Item 8 herein. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

The Partnership holds a note receivable from and common stock in Semele Group Inc. ("Semele"). The note receivable is subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Partnership's investment in Semele common stock has generally declined since the Partnership's initial investment in 1997. In 1998 and 2001, the General Partner determined that the decline in market value of the stock was other-than-temporary and wrote down the Partnership's investment. Subsequent to December 31, 2001, the market value of the Semele common stock has remained relatively constant. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of the general partner of EFG, and President and a Director of the General Partner, is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of the general partner of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

In connection with a preliminary settlement agreement for a Class Action Lawsuit, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,050,000 to a newly formed real estate company, Echelon Residential Holdings LLC ("Echelon Residential Holdings") to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary
("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan made by the Partnership to Echelon Residential Holdings is, and will continue to be, subject to various risks, including the risk of default by Echelon Residential Holdings, which could require the Partnership to foreclose under the pledge agreement on its interests in Echelon Residential LLC. The ability of Echelon Residential Holdings to make loan payments and the amount the Partnership may realize after a default would be dependent upon the risks generally associated with the real estate lending business including, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, rent control laws and other governmental rules. A default by Echelon Residential Holdings could have a material adverse effect on the future cash flow and operating results of the Partnership.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $761,890 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the year ended December 31, 2001.

The write-down of the loan receivable from Echelon Residential Holdings and the related accrued interest was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry. The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold five of nine properties (two in July 2001, one in October 2001, one in November 2001 and one in February 2002). As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.

The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that the court may object to the General Partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates in the Partnership Agreement and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future, engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.


(d) Financial Information About Foreign and Domestic Operations and Export Sales

Not  applicable.

Item  2.  Properties.
---------------------

None.

Item  3.  Legal  Proceedings.
-----------------------------

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

On August 20, 1998, the court preliminarily approved a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit was intended to be achieved and which, among other things, was at the time expected to reduce the burdens and expenses attendant to continuing litigation. Subsequently an Amended Stipulation of Settlement was approved by the court. The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships remained pending due, in part, to the complexity of the proposed settlement pertaining to this class. On March 6, 2000, the court preliminarily approved a Second Amended Stipulation that modified certain of the settlement terms applying to the settlement of the Partnership sub-class contained in the Amended Stipulation. The settlement of the Partnership sub-class was premised on the consolidation of the Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). The potential benefits and risks of the Consolidation were to be presented in a Solicitation Statement that would be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process was completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998.

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

While the Court's August 20, 1998 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22, 1999 Order permitted the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20, 1998 Order which enjoined the General Partners of the Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

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

On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment
Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, AmericanIncome Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase, or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserted that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the securities of Semele Group Inc. ("Semele") as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

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

Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Subsequently, after a status conference on May 31, 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referring the case to mediation and referring discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel continued to negotiate toward a settlement and have reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement") that does not involve a Consolidation. As part of the Revised Settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. The Revised Settlement also provides for the liquidation of the Exchange Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter.

There can be no assurance that the Revised Settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. Assuming the proposed settlement were effected according to its terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit and the Consolidation was estimated to be approximately $496,000, of which approximately $316,000 was expensed by the Partnership in 1998 and additional amounts of $89,000, $41,000, and $50,000 were expensed by the Partnership in 2001, 2000, and 1999, respectively.


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

At  December  31,  2001,  there  were  1,193  record holders in the Partnership.

     (c)  Dividend  History  and  Restrictions

Historically, the amount of cash distributions to be paid to the Partners had been determined on a quarterly basis. Each quarter's distribution may have varied in amount and was made 95% to the Limited Partners and 5% to the General Partner. Generally, cash distributions were paid within 15 days after the completion of each calendar quarter.

The Partnership is a Nominal Defendant in a Class Action Lawsuit. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

There  were  no  distributions  declared  in  either  2001  or  2000.

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

At December 31, 2001, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, this aircraft was re-leased to Air Slovakia BWJ, Ltd., through September 2003. In January 2002 this lease was amended, which includes a revised lease expiration date of August 2002. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. Two of these aircraft have lease terms expiring in September 2004 and June 2005, respectively, and the third aircraft was returned to the General Partner upon its lease expiration in April 2001.

Recent changes in the economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Partnership and the residual value of its commercial jet aircraft. Currently, all of the commercial jet aircraft in which the Partnership has a proportionate ownership interest are subject to contracted lease agreements except one McDonnell Douglas MD-82 aircraft, which was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. The sale of the aircraft was recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on this conditional sales agreement. The General Partner is negotiating for the return of the aircraft.

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

For  each  of  the  five  years  in  the  period  ended  December  31,  2001:




Summary of Operations                        2001         2000         1999         1998         1997
---------------------------------------  ------------  -----------  -----------  -----------  -----------

Operating and sales-type lease revenue.  $ 1,558,368   $ 1,475,587  $ 2,394,891  $ 2,695,965  $ 4,364,091

Total income. . . . . . . . . . . . . .  $ 1,883,518   $ 2,349,395  $ 3,125,432  $ 3,111,970  $ 4,271,246

Interest income . . . . . . . . . . . .  $   310,004   $   595,789  $   304,091  $   264,986  $   134,242

Net income (loss) . . . . . . . . . . .  $(1,299,057)  $   536,274  $ 1,118,389  $   439,380  $ 1,143,233

Per Unit:
 Net income (loss). . . . . . . . . . .  $     (1.49)  $      0.61  $      1.28  $      0.50  $      1.31

 Cash distributions declared. . . . . .  $        --   $        --  $      0.75  $      0.75  $      0.94


Financial Position
---------------------------------------

Total assets. . . . . . . . . . . . . .  $11,918,672   $13,335,205  $13,303,076  $13,946,980  $14,869,863

Total long-term obligations . . . . . .  $ 2,230,418   $ 2,492,344  $ 2,864,284  $ 4,192,148  $ 5,334,349

Partners' capital . . . . . . . . . . .  $ 8,900,816   $10,187,124  $ 9,729,894  $ 9,200,096  $ 9,191,217




Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

                  Year ended December 31, 2001 compared to the year ended December 31, 2000 and the year ended December 31, 2000 compared to the year ended December 31, 1999


Certain statements in this Form 10-K of the Partnership that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit, the remarketing of the Partnership's equipment and the performance of the Partnership's non-equipment assets.

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

The 1940 Act places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future, engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the SEC regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.


Critical  Accounting  Policies  and  Estimates
----------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the General Partner to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the General Partner reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, allowance for doubtful accounts, allowance for loan loss, impairment of long-lived assets and contingencies. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable.
The General Partner believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:
Revenue  Recognition:  Rents are payable to the Partnership monthly or quarterly
---------------------
and no significant amounts are calculated on factors other than the passage of time. The majority of the Partnership's leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease.

Asset lives and depreciation method: The Partnership's primary business involves
------------------------------------
the purchase and subsequent lease of long-lived equipment. The Partnership's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii)  the  estimated  residual  value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.
Allowance  for  doubtful  accounts:  The  Partnership  maintains  allowances for
-----------------------------------
doubtful  accounts  for  estimated  losses  resulting  from the inability of the
-----
lessees  to  make  the  lease  payments  required  under  the  contracted  lease
-----
agreements.  These  estimates are primarily based on the amount of time that has
-----
elapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would increase expenses. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts could be reduced, thereby decreasing expenses.
Allowance  for  loan  losses:      The  Partnership  periodically  evaluates the
-----------------------------
collectibility  of  its  loan's  contractual  principal  and  interest  and  the
-----
existence  of  loan  impairment  indicators,  including contemporaneous economic
-----
conditions,  situations  which  could affect the borrower's ability to repay its
----
obligation, the estimated value of the underlying collateral, and other relevant
--
factors. Real estate values are discounted using a present value methodology over the period between the financial reporting date and the estimated disposition date of each property. A loan is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, which includes both principal and interest. A provision for loan losses is charged to earnings based on the judgment of the General Partner of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses.

Impairment  of  long-lived  assets:  On  a  regular  basis,  the General Partner
-----------------------------------
reviews  the  net  carrying  value  of  equipment to determine whether it can be
------
recovered  from  undiscounted  future cash flows.  Adjustments to reduce the net
-----
carrying  value of equipment are recorded in those instances where estimated net
--
realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statement of Operations as write-down of equipment. Inherent in the Partnership's estimate of net realizable values are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Partnership could be required to record impairment charges for these assets.
Contingencies  and  litigation:  The Partnership is subject to legal proceedings
-------------------------------
involving ordinary and routine claims related to its business. In addition, the Partnership is also involved in a class action lawsuit. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to adjust amounts recorded in its financial statements.


Results  of  Operations
-----------------------

For the year ended December 31, 2001, the Partnership recognized operating lease revenue of $1,540,587 compared to $1,472,283 and $2,394,891 for the years ended December 31, 2000 and 1999, respectively. The increase in operating lease revenue from 2000 to 2001 resulted primarily from the September 2000 re-lease of two aircraft and receipt of lease termination proceeds, as discussed below. The decrease in operating lease revenue from 1999 to 2000 resulted primarily from the expiration of lease terms related to the Partnership's interest in three Boeing 737-2H4 aircraft and a McDonnell Douglas MD-82 aircraft. In the future, operating lease revenue is expected to decline due to lease term expirations and equipment sales. See discussion below related to the Partnership's sales-type lease revenue for the year ended December 31, 2001 and 2000.

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

The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership held a proportionate interest, expired on December 31, 1999 and the aircraft were stored pending their remarketing. In July 2000, one of the Boeing 737-2H4 aircraft was sold resulting in $339,105 of proceeds to the Partnerships and a net gain, for financial statement purposes, of $57,174 for the Partnership's proportional interest in the aircraft. In September 2000, a second Boeing 737-2H4 aircraft was re-leased with a lease term expiring in September 2003. In January 2002 this lease was amended, which includes a revised lease expiration date of August 2002. The Partnership recognized operating lease revenues of $149,554, $59,808, and $167,706, related to this aircraft during the years ended December 31, 2001, 2000 and 1999, respectively. The Partnership entered into a conditional sales agreement to sell its interest in the remaining Boeing 737-2H4 aircraft as described below.

The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias De Mexico, S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized operating lease revenues of $284,942, $117,630, and $207,534, related to this aircraft during the years ended December 31, 2001, 2000 and 1999, respectively.

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Partnership's share of the early termination fee was $216,888, which was recognized as operating lease revenue during the year ended December 31, 2001 and its share of the maintenance payment was $103,280, which was accrued as a maintenance obligation at December 31, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs are to receive rents of $6,240,000 over the lease term, of which the Partnership's share is $1,611,168. During the years ended December 31, 2001, 2000 and 1999, the Partnership recognized operating lease revenue including the early termination fee discussed above of $638,827, $466,002,and $448,665, respectively, related to its interest in this aircraft.

The General Partner is attempting to remarket the second McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest. The lease term associated with this aircraft expired in April 2001 and the aircraft is currently off lease. The Partnership recognized operating lease revenue of $137,139, $307,967 and $206,167, related to this aircraft during the years ended December 31, 2001, 2000 and 1999, respectively.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft and recorded a net gain on sale of equipment, for financial statement purposes, of $121,333. This aircraft had been off lease from January 2000 through the date of the conditional sale. The title to the aircraft was to transfer to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft was recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the years ended December 31, 2001 and 2000, the Partnership recognized sales-type lease revenue of $17,781 and $3,304, respectively. In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on the conditional sales agreement. The General Partner is negotiating for the return of the aircraft. As of December 31, 2001, no allowance on the investment in sales-type lease was deemed necessary based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease.

Interest income for the year ended December 31, 2001 was $310,004 compared to $595,789 and $304,091 for the years ended December 31, 2000 and 1999, respectively. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings. The amount of future interest income from the short-term instruments is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $121,234 and $373,781 for the years ended December 31, 2001 and 2000, respectively, earned on the loan receivable from Echelon Residential Holdings. During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $761,890 is recorded as write-down of impaired loan and interest receivable in the year ended December 31, 2001.

Interest income included $89,841 in each of the years ended December 31, 2001, 2000 and 1999 earned on a note receivable from Semele (see Note 6 to the financial statements included in Item 8). The note receivable from Semele (the "Semele Note") is scheduled to mature in April 2003.

During the year ended December 31, 2001, the Partnership sold fully depreciated equipment to existing lessees and third parties, which resulted in a net gain, for financial reporting purposes, of $15,146, compared to a net gain in the year ended December 31, 2000 excluding the aircraft sale and conditional sale discussed above, of $156,686 on equipment having a net book value of $285,491.

During the year ended December 31, 1999, the Partnership sold equipment having a net book value of $1,927 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $426,450.

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

Depreciation expense was $670,073, $719,145 and $1,119,242 for the years ended December 31, 2001, 2000 and 1999, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of the primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

During the year ended December 31, 2001, the Partnership also recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in a McDonnell Douglas MD-82 aircraft returned in April 2001 and currently off lease. The resulting charge of $324,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft. The estimate of the fair value was based on (i) information provided by a third-party aircraft broker and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

Interest expense was $157,130, $267,446 and $269,910 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. See additional discussion below regarding the refinancing of certain of the debt in 2001.

Management fees were $87,396, $70,654 and $113,344 for the years ended December 31, 2001, 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

Write-down of investment securities-affiliate was $90,774 for the year ended December 31, 2001. At both March 31, 2001 and December 31, 2001, the General Partner determined that the decline in market value of its Semele common stock was other-than-temporary. As a result, on March 31, 2001, the Partnership wrote down the carrying value of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001). At December 31, 2001, the Partnership again wrote down the carrying value of the Semele common stock to $1.90 per share (the quoted price of Semele stock on OTC Bulletin Board on the date the stock traded closest to December 31, 2001). See further discussion below.

Operating expenses were $1,091,312, $755,876 and $504,547 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in operating expenses from 2000 to 2001 is primarily due to an increase in administrative and professional service costs. In addition, operating expenses in 2001 included approximately $471,000 of remarketing costs related to the re-lease of an aircraft in June 2001 and storage of another aircraft which was returned to the General Partner in April 2001, upon its lease expiration. The primary reason for the increase in operating expenses from 1999 to 2000 was storage, remarketing and maintenance costs associated with the Partnership's aircraft. In 2000 and 1999, the Partnership accrued approximately $143,000 and $194,000, respectively, for the reconfiguration costs and completion of a D-Check incurred to facilitate the remarketing of the McDonnell Douglas MD-82 aircraft released in September 2000. In 2000, the Partnership also accrued approximately $194,000 for a required D-check for a second McDonnell Douglas MD-82 aircraft. Operating expenses in 2001, 2000 and 1999 also included approximately $89,000, $41,000 and $50,000, respectively, related to the Class Action Lawsuit. Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as printing, distribution and other remarketing expenses.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The events of September 11, 2001 and the slowing U.S. economy could have an adverse effect on market values for the Partnership's assets and the Partnership's ability to negotiate future lease agreements. Notwithstanding the foregoing, it currently is not possible for the General Partner to determine the long-term effects, if any, that these events may have on the economic performance of the Partnership's equipment portfolio. Approximately 74% of the Partnership's equipment portfolio consists of commercial jet aircraft. The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of most airlines. No direct damage occurred to any of the Partnership's assets as a result of these events and while it is currently not possible for the General Partner to determine the ultimate long-term economic consequences of these events to the Partnership, the General Partner expects that the resulting decline in air travel will suppress market prices for used aircraft in the short term and could inhibit the viability of the airline industry. In the event of a default by an aircraft lessee, the Partnership could suffer material losses. At December 31, 2001, the Partnership has collected substantially all rents owed from aircraft lessees. The General Partner is monitoring the situation and will continue to evaluate potential implications to the Partnership's financial position and future liquidity.
The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $964,152, $653,908 and $2,093,710 in 2001, 2000 and 1999,
respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership remarkets its equipment. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon is due in full at maturity on September 8, 2002 (see discussion below).

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the year ended December 31, 2001, the Partnership realized net cash proceeds of $15,146 compared to $442,177 in 2000 and $428,377 in 1999. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At December 31, 2001, the Partnership was due aggregate future minimum lease payments of $2,277,640 from contractual operating lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $2,230,418. At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments for operating leases, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

In connection with a preliminary settlement agreement for a Class Action Lawsuit, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,050,000 to a newly formed real estate company, Echelon Residential Holdings to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

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

The write-down of the loan receivable from Echelon Residential Holdings and the related accrued interest discussed above was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry.
The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold five of nine properties (two in July 2001, one in October 2001, one in November 2001 and one in February
2002). As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.

The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that the court may object to the General Partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates in the Partnership Agreement and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

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

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the year ended December 31, 1999, the Partnership increase the carrying value of its investment in Semele common stock to $5.75 per share (the quoted price of the Semele stock on NASDAQ SmallCap Market at December 31, 1999), resulting in an unrealized gain of $66,295. At December 31, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $3.8125 per share (the quoted price of the Semele stock on NASDAQ Small Cap market at the date the stock traded closest to December 31, 2000), resulting in an unrealized loss of $79,044. The unrealized gain in 1999 and the unrealized loss in 2000 were each reported as a component of comprehensive income, included in the Statement of Changes in Partners' Capital.

At both March 31, 2001 and December 31, 2001, the General Partner determined that the decline in market value of the Semele common stock was other-than-temporary. As a result, the Partnership wrote down the carrying value of the Semele stock to its quoted price on the NASDAQ SmallCap market and OTC Bulletin Board, on the date the stock traded closest March 31, 2001 and December 31, 2001, respectively, for a total realized loss of $90,774 in 2001.

The Semele Note and the Semele common stock are subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Partnership's investment in Semele common stock has generally declined since the Partnership's initial investment in 1997. In 1998 and 2001, the General Partner determined that the decline in market value of the stock was other-than-temporary and wrote down the Partnership's investment. Subsequent to December 31, 2001, the market value of the Semele common stock has remained relatively constant. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of the general partner of EFG, and President and a Director of the General Partner, is Chairman and Chief Executive Officer of Semele and James
A. Coyne, Executive Vice President of the general partner of EFG is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities on the accompanying Statements of Cash Flows. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the future, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. In addition, the Partnership has a balloon payment obligation as discussed below.

In February 2001, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft on lease to Aerovias De Mexico, S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,174,165 including $684,845 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $489,320 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $126,782 and certain aircraft reconfiguration costs that the
Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $391,567 in September 2004. During the year ended December 31, 2000, the Partnership refinanced the indebtedness associated with the same aircraft and in addition to refinancing the existing indebtedness, received additional proceeds of $194,987.

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

At December 31, 2001, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, this aircraft was re-leased to Air Slovakia BWJ, Ltd., through September 2003. In January 2002 this lease was amended, which includes a revised lease expiration date of August 2002. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. Two of these aircraft have lease terms expiring in September 2004 and June 2005, respectively, and the third aircraft was returned to the General Partner upon its lease expiration in April 2001.

Recent changes in the economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Partnership and the residual value of its commercial jet aircraft. Currently, all of the commercial jet aircraft in which the Partnership has a proportionate ownership interest are subject to contracted lease agreements except one McDonnell Douglas MD-82 aircraft, which was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft.

Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared during the years ended December 31, 2001 and 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

Cash distributions when paid to the Limited Partners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date and the performance of the Partnership's non-equipment assets.

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes. For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

For financial reporting purposes, the General Partner has accumulated a capital deficit at December 31, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

The outcome of the Class Action Lawsuit will be the principal factor in determining the future of the Partnership's operations. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

Item  7A.  Quantitative  and  Qualitative  Disclosures  about  Market  Risks.
-----------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership's notes payable bear interest rates of 7.03% and 7.65%, and amortize monthly through September 2005. The fair market value of fixed interest rate on debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership for the year ended December 31, 2001 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002, currently earns interest at a fixed annual rate of 14% and will earn a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in 2001 was not material. However, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875, reflecting the General Partner's then assessment of the amount of loss likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.


Item  8.  Financial  Statements  and  Supplementary  Data.
----------------------------------------------------------

               Financial  Statements:

      Report of Independent Certified Public Accountants .  21

      Statement of Financial Position
      at December 31, 2001 and 2000. . . . . . . . . . . .  22

      Statement of Operations
      for the years ended December 31, 2001, 2000 and 1999  23

      Statement of Changes in Partners' Capital
      for the years ended December 31, 2001, 2000 and 1999  24

      Statement of Cash Flows
      for the years ended December 31, 2001, 2000 and 1999  25

      Notes to the Financial Statements. . . . . . . . . .  26

    ADDITIONAL FINANCIAL INFORMATION:

    Schedule of Excess (Deficiency) of Total Cash
    Generated to Cost of Equipment Disposed. . . . . . . .  40

    Statement of Cash and Distributable Cash
    From Operations, Sales and Refinancings. . . . . . . .  41

    Schedule of Costs Reimbursed to the General Partner
    and its Affiliates as Required by Section 9.4 of the
    Amended and Restated Agreement and Certificate
    of Limited Partnership . . . . . . . . . . . . . . . .  42

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                  --------------------------------------------------



To the Partners of American Income Fund I-D, a Massachusetts Limited Partnership:


We have audited the accompanying balance sheets of American Income Fund I-D, a Massachusetts Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Income Fund I-D, a Massachusetts Limited Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Additional Financial Information identified in the Index at Item 8 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     /S/  ERNST  &  YOUNG  LLP

Tampa,  Florida
March  26,  2002

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                           DECEMBER 31, 2001 AND 2000



                                                                 2001          2000
ASSETS

  Cash and cash equivalents                                  $ 2,604,913   $ 1,887,541
  Rents receivable, net of allowance of $58,257
    at December 31, 2001                                         128,745       170,594
  Accounts receivable - other                                          -        47,490
  Accounts receivable - affiliate                                 50,494       111,179
  Interest receivable - affiliate                                 22,644             -
  Prepaid expenses                                                 1,468             -
  Interest receivable - loan, net of allowance of $495,015
    at December 31, 2001                                               -       373,781
  Loan receivable, net of allowance of $266,875
    at December 31, 2001                                       2,783,125     3,050,000
  Net investment in sales-type lease                              23,549       318,788
  Note receivable - affiliate                                    898,405       898,405
  Investment securities - affiliate                               77,514       155,539
  Equipment at cost, net of accumulated depreciation
    of $6,019,430 and $5,321,963 at December 31, 2001
    and 2000, respectively                                     5,327,815     6,321,888
                                                             ------------  ------------

        Total assets                                         $11,918,672   $13,335,205
                                                             ============  ============


  LIABILITIES AND PARTNERS' CAPITAL

  Notes payable                                              $ 2,230,418   $ 2,492,344
  Accrued interest                                                 7,747        12,283
  Accrued liabilities                                            651,469       573,250
  Accrued liabilities - affiliate                                124,726        24,120
  Deferred rental income                                           3,496        46,084
                                                             ------------  ------------
       Total liabilities                                       3,017,856     3,148,081
                                                             ------------  ------------

  Partners' capital (deficit):
     General Partner                                            (472,763)     (408,447)
     Limited Partnership Interests
     (829,521.30 Units; initial purchase price of $25 each)    9,373,579    10,595,571
                                                             ------------  ------------
       Total partners' capital                                 8,900,816    10,187,124
                                                             ------------  ------------

       Total liabilities and partners' capital               $11,918,672   $13,335,205
                                                             ============  ============





   The accompanying notes are an integral part of these financial statements

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





                                                            2001         2000        1999
  INCOME

  Operating lease revenue                               $ 1,540,587   $1,472,283  $2,394,891
  Sales-type lease revenue                                   17,781        3,304           -
  Interest income                                            98,929      132,167     214,250
  Interest income - loan                                    121,234      373,781           -
  Interest income - affiliate                                89,841       89,841      89,841
  Gain on sale of equipment                                  15,146      278,019     426,450
                                                        ------------  ----------  ----------
    Total income                                          1,883,518    2,349,395   3,125,432
                                                        ------------  ----------  ----------

  EXPENSES

  Depreciation                                              670,073      719,145   1,119,242
  Write-down of equipment                                   324,000            -           -
  Interest expense                                          157,130      267,446     269,910
  Equipment management fees - affiliate                      87,396       70,654     113,344
  Operating expenses - affiliate                          1,091,312      755,876     504,547
  Write-down of impaired loan and interest receivable       761,890            -           -
  Write-down of investment securities - affiliate            90,774            -           -
                                                        ------------  ----------  ----------
    Total expenses                                        3,182,575    1,813,121   2,007,043
                                                        ------------  ----------  ----------

  Net income (loss)                                     $(1,299,057)  $  536,274  $1,118,389
                                                        ============  ==========  ==========



  Net income (loss) per limited partnership unit        $     (1.49)  $     0.61  $     1.28
                                                        ============  ==========  ==========
  Cash distributions declared
     per limited partnership unit                       $         -   $        -  $     0.75
                                                        ============  ==========  ==========














   The accompanying notes are an integral part of these financial statements

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                       General
                                       Partner    Limited Partners
                                        Amount         Units           Amount        Total
                                      ----------  ----------------  ------------  ------------
 Balance at December 31, 1998         $(457,798)        829,521.30  $ 9,657,894   $ 9,200,096

   Net income - 1999                     55,919                  -    1,062,470     1,118,389
   Unrealized gain on investment
     securities - affiliate               3,315                  -       62,980        66,295
                                      ----------  ----------------  ------------  ------------
 Comprehensive income                    59,234                  -    1,125,450     1,184,684
                                      ----------  ----------------  ------------  ------------
 Cash distributions declared            (32,744)                 -     (622,142)     (654,886)
                                      ----------  ----------------  ------------  ------------

 Balance at December 31, 1999          (431,308)           829,521   10,161,202     9,729,894

   Net income - 2000                     26,813                  -      509,461       536,274
   Unrealized loss on investment
     securities - affiliate              (3,952)                 -      (75,092)      (79,044)
                                      ----------  ----------------  ------------  ------------
 Comprehensive income                    22,861                  -      434,369       457,230
                                      ----------  ----------------  ------------  ------------

 Balance at December 31, 2000          (408,447)           829,521   10,595,571    10,187,124

   Net loss - 2001                      (64,953)                 -   (1,234,104)   (1,299,057)
   Less: Reclassification adjustment
     for write-down of investment
     securities - affiliate                 637                  -       12,112        12,749
                                      ----------  ----------------  ------------  ------------
 Comprehensive loss                     (64,316)                 -   (1,221,992)   (1,286,308)
                                      ----------  ----------------  ------------  ------------

 Balance at December 31, 2001         $(472,763)        829,521.30  $ 9,373,579   $ 8,900,816
                                      ==========  ================  ============  ============



















   The accompanying notes are an integral part of these financial statements

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                              2001          2000          1999
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $(1,299,057)  $   536,274   $ 1,118,389
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                670,073       719,145     1,119,242
  Bad debt expense                                             58,257             -             -
  Write-down of equipment                                     324,000             -             -
  Sales-type lease revenue                                    (17,781)       (3,304)            -
  Gain on sale of equipment                                   (15,146)     (278,019)     (426,450)
  Write-down of impaired loan and interest receivable         761,890             -             -
  Write-down of investment securities - affiliate              90,774             -             -
Changes in assets and liabilities:
  Rents receivable                                            (16,408)      (88,488)      177,321
  Accounts receivable - other                                  47,490       (47,490)            -
  Accounts receivable - affiliate                              60,685           841       (48,954)
  Interest receivable - affiliate                             (22,644)            -             -
  Prepaid expenses                                             (1,468)            -             -
  Interest receivable - loan                                 (121,234)     (373,781)            -
  Collections on net investment in sales-type lease           313,020        78,169             -
  Accrued interest                                             (4,536)       (7,605)      (12,376)
  Accrued liabilities                                          78,219       134,669       161,081
  Accrued liabilities - affiliate                             100,606         5,730         1,825
  Deferred rental income                                      (42,588)      (22,233)        3,632
                                                          ------------  ------------  ------------
    Net cash provided by operating activities                 964,152       653,908     2,093,710
                                                          ------------  ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                  15,146       442,177       428,377
Loan receivable                                                     -    (3,050,000)            -
                                                          ------------  ------------  ------------
    Net cash provided by (used in) investing activities        15,146    (2,607,823)      428,377
                                                          ------------  ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                 1,862,028       194,987             -
Principal payments - notes payable                         (2,123,954)     (566,927)   (1,327,864)
Distributions paid                                                  -      (163,722)     (654,886)
                                                          ------------  ------------  ------------
    Net cash used in financing activities                    (261,926)     (535,662)   (1,982,750)
                                                          ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents          717,372    (2,489,577)      539,337
Cash and cash equivalents at beginning of year              1,887,541     4,377,118     3,837,781
                                                          ------------  ------------  ------------
Cash and cash equivalents at end of year                  $ 2,604,913   $ 1,887,541   $ 4,377,118
                                                          ============  ============  ============

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                    $   161,666   $   275,051   $   282,286
                                                          ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Equipment sold on sales-type lease                        $         -   $   393,653   $         -
                                                          ============  ============  ============


See Note 6 to the financial statements regarding the carrying value of the Partnership's investment securities - affiliate.

See Note 8 to the financial statements regarding the refinancing of one of the Partnership's notes payable in February 2001.


    The accompanying notes are an integral part of these financial statements

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


NOTE  1  -  ORGANIZATION  AND  PARTNERSHIP  MATTERS
---------------------------------------------------

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

Under the terms of a Management Agreement between the Partnership and EFG, management services are provided by EFG to the Partnership at fees based upon acquisitions of equipment and revenues from leases.

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Cash  and  Cash  Equivalents
----------------------------

The Partnership classifies as cash and cash equivalent amounts on deposits in banks and liquid investment instruments purchased with an original maturity of three months or less.

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

Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents from operating leases of $2,277,640 are due as follows:

  For the year ending December 31,   2002     829,323
                                     2003     687,734
                                     2004     592,753
                                     2005     167,830
                                           ----------

..                                   Total  $2,277,640
                                           ==========


Future minimum rents for operating leases does not include the operating leases for which the lease payments are based on the usage of the equipment leased.

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The
Partnership's share of the early termination fee was $216,888, which was recognized as operating lease revenue during the year ended December 31, 2001 and its share of the maintenance payment was $103,280, which is accrued as a maintenance obligation at December 31, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Programs are to receive rents of $6,240,000 over the lease term, of which the Partnership's share is $1,611,168.

In January 2002, the Programs executed a lease amendment with the existing lessee, Air Slovakia BWJ Ltd. ("Air Slovakia") to restructure the lease of a Boeing 737 aircraft, which had been scheduled to expire in September 2003. In accordance with the lease amendment, the lease term was revised and the lease will terminate in August 2002.

Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Unearned income is recognized as sales-type lease revenue over the lease term using the interest method.

Revenue from major individual lessees which accounted for 10% or more of total lease revenue during the years ended December 31, 2001, 2000 and 1999 is as follows:

                                    2001      2000      1999
                                --------  --------  --------

Aerovias De Mexico S.A. de C.V  $496,408  $     --  $     --
Reno Air, Inc. . . . . . . . .  $427,361  $466,002  $448,665
Finnair OY . . . . . . . . . .  $     --  $336,157  $615,207
General Motors Corporation . .  $     --  $218,994  $362,823
Southwest Airlines, Inc. . . .  $     --  $     --  $504,986



Use  of  Estimates
------------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Investment  Securities  -  Affiliate
------------------------------------
The Partnership's investment in Semele Group Inc. ("Semele") is considered to be available-for-sale and as such is carried at fair value with unrealized gains and losses reported as a separate component of partners' capital. Other-than-temporary declines in market value are recorded as write-down of investment in the Statement of Operations. Unrealized gains or losses on the Partnership's available-for-sale securities, are required to be included in comprehensive income (loss).

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

Net  Investment  in  Sales-Type  Lease
--------------------------------------
For leases that qualify as sales-type leases, the Partnership recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the carrying value. For balance sheet purposes, the aggregate lease payments receivable are recorded on the balance sheet net of unearned income as net investment in sales-type lease. Unearned income is recognized as sales-type lease revenue over the lease term on the interest method.
Impairment  of  Long-Lived  Assets
----------------------------------
The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. If this review results in an impairment, as determined based on the estimated undiscounted cash flow, the carrying value of the related long-lived asset is adjusted to fair value.
Accrued  Liabilities  -  Affiliate
----------------------------------
Unpaid operating expenses paid by EFG on behalf of the Partnership and accrued but unpaid administrative charges and management fees are reported as Accrued Liabilities - Affiliate.
Contingencies
-------------
It is the Partnership's policy to recognize a liability for goods and services during the period when the goods or services are received. To the extent that the Partnership has a contingent liability, meaning generally a liability the payment of which is subject to the outcome of a future event, the Partnership recognizes a liability in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 5 requires the recognition of contingent liabilities when the amount of liability can be reasonably estimated and the liability is probable.
The Partnership is a Nominal Defendant in a Class Action Lawsuit. The Defendant's and Plaintiff's Counsel have negotiated a Revised Settlement. As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. The Revised Settlement also provides for the liquidation of the Exchange Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter. The Partnership's estimated exposure for costs anticipated to be incurred in pursuing the settlement proposal is approximately $496,000 consisting principally of legal fees and other professional service costs. These costs are expected to be incurred regardless of whether the proposed settlement ultimately is effected. The Partnership expensed approximately $316,000 of these costs in 1998 following the Court's approval of the initial settlement plan. The cost estimate is subject to change and is monitored by the General Partner based upon the progress of the litigation and other pertinent information. As a result, the Partnership expensed additional amounts of approximately $89,000, $41,000 and $50,000 for such costs during 2001, 2000 and 1999, respectively. See Note 10 for additional discussion. The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future, engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire. See Note 10 concerning the Revised Settlement and the proposed liquidation of assets and dissolution of the Partnership.

Allocation  of  Profits  and  Losses
------------------------------------
For financial statement purposes, net income or loss is allocated to each Partner according to their respective ownership percentages (95% to the Limited Partners and 5% to the General Partner). See Note 9 for allocation of income or loss for income tax purposes.
Accumulated  Other  Comprehensive  Income  (Loss)
-------------------------------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective in 1998, requires the disclosure of comprehensive income
(loss) to reflect changes in partners' capital that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income
(loss) for the years ended December 31, 2001, 2000 and 1999 represents the Partnership's unrealized gains (losses) on the investment in Semele:


                                              2001       2000      1999
                                          ---------  ---------  -------

Beginning balance                         $(12,749)  $ 66,295   $     -
Adjustments related to the Partnership's
  investment in Semele                      12,749    (79,044)   66,295
                                          ---------  ---------  -------
Ending balance                            $     --   $(12,749)  $66,295
                                          =========  =========  =======



Net  Income  (Loss)  and  Cash  Distributions  Per  Unit
--------------------------------------------------------
Net income (loss) and cash distributions per Unit are based on 829,521.30 Units outstanding during each of the three years in the period ended December 31, 2001 and computed after allocation of the General Partner's 5% share of net income
(loss)  and  cash  distributions.
Provision  for  Income  Taxes
-----------------------------
No provision or benefit from income taxes is included in the accompanying financial statements. The Partners are responsible for reporting their proportionate shares of the Partnership's taxable income or loss and other tax attributes on their separate tax returns.
New  Accounting  Pronouncements
-------------------------------

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Partnership believes the adoption of SFAS No. 141 has not had a material impact on its financial statements.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Partnership to complete a transitional goodwill impairment test six months from the date of adoption. The Partnership believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued in October 2001 and replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Partnership believes that the adoption of SFAS No. 144 will not have a material impact on its financial statements.

NOTE  3  -  EQUIPMENT
---------------------
The following is a summary of equipment owned by the Partnership at December 31, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from December 31, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.

..                                              Remaining
..                                              Lease Term   Equipment
 Equipment Type                                   (Months)  at Cost       Location
---------------------------------------------  -----------  ------------  ---------------------

Aircraft                                              0-42  $ 8,384,248   Foreign
Trailers/intermodal containers. . . . . . . .        12-18    2,028,929   CA/OK
Materials handling. . . . . . . . . . . . . .            0      836,986   CA/IA/IL/IN/MI/MO/NC/
  .                                                                   .   NV/NY/OH/PA/SC
Furniture and fixtures. . . . . . . . . . . .            0       97,082   NY
                                                            ------------
   Total equipment cost . . . . . . . . . . .            -   11,347,245
   Accumulated depreciation        .                     -   (6,019,430)
                                                            ------------
   Equipment, net of accumulated depreciation            -  $ 5,327,815
                                                            ============


In certain cases, the cost of the Partnership's equipment represents a proportionate ownership interest. The remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. At December 31, 2001, the Partnership's equipment portfolio included equipment having a proportionate original cost of approximately $10,413,000, representing approximately 92% of total equipment cost.
Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $5,522,000 and a net book value of approximately $3,841,000 at December 31, 2001.

Generally, the costs associated with maintaining, insuring and operating the Partnership's equipment are incurred by the respective lessees pursuant to terms specified in their individual lease agreements with the Partnership.

As equipment is sold to third parties, or otherwise disposed of, the Partnership recognizes a gain or loss equal to the difference between the net book value of the equipment at the time of sale or disposition and the proceeds realized upon sale or disposition. The ultimate realization of estimated residual value in the equipment is dependent upon, among other things, EFG's ability to maximize proceeds from selling or re-leasing the equipment upon the expiration of the primary lease terms. The summary above includes equipment held for re-lease or sale with an original cost of approximately $2,014,000 and a net book value of $907,000 at December 31, 2001, which represents the McDonnell Douglas MD-82 aircraft returned in April 2001. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

The Partnership accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the year ended December 31, 2001, the Partnership recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in the McDonnell Douglas MD-82 aircraft discussed above. The resulting charge of $324,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft.


NOTE  4  -  LOAN  RECEIVABLE
----------------------------
On March 8, 2000, the Exchange Partnerships collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of the general partner of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
In the Class Action Lawsuit, there is a risk that the court may object to the General Partner's action in structuring the loan in this way since the EFG officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates in the Partnership Agreement and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.
The Partnership's original loan was $3,050,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
The summarized financial information for Echelon Residential Holdings as of December 31, 2001 and 2000, and for the year ended December 31, 2001 and the period March 8, 2000 (commencement of operations) through December 31, 2000 is as follows:

                                             2001           2000
                                         -------------  ------------
 Total assets  .. . . . . . . . . . . .  $ 85,380,902   $68,580,891
 Total liabilities  . . . . . . . . . .  $ 94,352,739   $70,183,162
 Minority interest  . . . . . . . . . .  $  1,570,223   $ 2,257,367
 Total deficit   .. . . . . . . . . . .  $(10,542,060)  $(3,859,638)

 Total revenues  .. . . . . . . . . . .  $ 14,564,771   $ 5,230,212
 Total expenses, minority interest
   and equity in loss of unconsolidated
   joint venture. . . . . . . . . . . .  $ 23,137,076   $11,936,238
 Net loss  .. . . . . . . . . . . . . .  $ (8,572,305)  $(6,706,026)



During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $266,875, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $495,015 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $761,890 is recorded as write-down of impaired loan and interest receivable in the year ended December 31, 2001.

The write-down of the loan receivable from Echelon Residential Holdings and the related accrued interest was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry. The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold five of nine properties (two in July 2001, one in October 2001, one in November 2001 and one in February 2002). As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.

NOTE  5  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft was to transfer to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft was recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the year ended December 31, 2000, the Partnership recorded a net gain on sale of equipment, for financial statement purposes, of $121,333 for the Partnership's proportional interest in the aircraft and recognized sales-type lease revenue of $17,781 and $3,304 for the years ended December 31, 2001 and 2000, respectively. The net book value of equipment sold on the sales-type lease totaled $393,653, which was a non-cash transaction. The components of the net investment in the sales-type lease are as follows:

Total minimum lease payments to be received     $26,085
Less:  Unearned income . . . . . . . . . . . .    2,536
                                                -------
            Net investment in sales-type lease  $23,549
                                                =======


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.

In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on this conditional sales agreement. The General Partner is negotiating for the return of the aircraft. As of December 31, 2001, no allowance on the investment in sales-type lease was deemed necessary based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease.


NOTE  6  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Partnership is the beneficial owner of 40,797 shares of Semele common stock. The Partnership also received a beneficial interest in a note receivable from Semele ("the Semele Note") of $898,405 in connection with the exchange.

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. See Note 7. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the General Partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate of the General Partner in violation of the Partnership Agreements of the owner partnerships and to be a violation of the court's order with respect to New Investments that all other provisions of the Partnership Agreements shall remain in full force and effect.

In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the year ended December 31, 1999, the Partnership increased the carrying value of its investment in Semele common stock to $5.75 per share (the quoted price of the Semele stock on NASDAQ Small Cap market at December 31, 1999), resulting in an unrealized gain of $66,295. At December 31, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $3.8125 per share (the quoted price of the Semele stock on NASDAQ Small Cap market at the date the stock traded closest to December 31, 2000), resulting in an unrealized loss of $79,044. The unrealized gain in 1999 and the unrealized loss in 2000 were each reported as a component of comprehensive income, included in the Statement of Changes in Participants' Capital.

At both March 31, 2001 and December 31, 2001, the General Partner determined that the decline in market value of its Semele common stock was other-than-temporary. As a result, on March 31, 2001, the Partnership wrote down the carrying value of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001). At December 31, 2001, the Partnership again wrote down the carrying value of the Semele common stock to $1.90 per share (the quoted price of Semele stock on OTC Bulletin Board on the date the stock traded closest to December 31, 2001), resulting in a total realized loss of $90,774 for 2001.

The Semele Note bears an annual interest rate of 10% and is scheduled to mature in April 2003. The note also requires mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre of land near Malibu, California. The Partnership recognized interest income related to the Semele Note of $89,841 in each of the years ended December 31, 2001, 2000 and 1999.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2001, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                       2001      2000      1999
                                 ----------  --------  --------

Equipment management fees . . .  $   87,396  $ 70,654  $113,344
Administrative charges. . . . .      90,321   135,849   118,693
Reimbursable operating expenses
   due to third parties . . . .   1,000,991   620,027   385,854
                                 ----------  --------  --------

 Total. . . . . . . . . . . . .  $1,178,708  $826,530  $617,891
                                 ==========  ========  ========



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

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 2001, the Partnership was owed $50,494 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2002.

Certain affiliates of the General Partner own Units in the Partnership as follows:

                                          Number of    Percent of Total
Affiliate                                 Units Owned  Outstanding Units

Atlantic Acquisition Limited Partnership       35,049               4.23%
----------------------------------------  -----------  ------------------

Old North Capital Limited Partnership           1,511               0.18%
----------------------------------------  -----------  ------------------


Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC") are both Massachusetts Limited Partnerships formed in 1995. The general partners of AALP and ONC are controlled by Gary Engle. EFG owns limited partnership interests, representing substantially all of the economic benefit, in AALP and the limited partnership interests of ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele and
President, Chief Executive Officer, sole shareholder and Director of EFG's general partner. James A. Coyne, Executive Vice President of the general partner of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.


NOTE  8  -  NOTES  PAYABLE
--------------------------

Notes payable at December 31, 2001 consisted of two installment notes totaling $2,230,418 payable to banks and institutional lenders which bear an interest rate of either 7.03% or 7.65%. Both of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The installment notes amortize monthly and in addition, the Partnership has a balloon payment obligation at the expiration of the lease term related to one of the two aircraft leased to Aerovias de Mexico, S.A. de C.V. of 391,567 in September 2004.

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

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 2 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Partnership's share was $1,372,708. The Partnership used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $1,437,109 and accrued interest and fees of $21,410.

Management believes that the carrying amount of notes payable approximates fair value at December 31, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  notes  payable  are  as  follows:


  For the year ending December 31,   2002  $  543,582
                                     2003     582,871
                                     2004     932,346
                                     2005     171,619
                                           ----------
..                                   Total  $2,230,418
                                           ==========





NOTE  9  -  INCOME  TAXES
-------------------------

The Partnership is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Partnership. For financial statement purposes, the Partnership allocates net income or loss to each class of partner according to their respective ownership percentages (95% to the Limited Partners and 5% to the General Partner). This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Restated Agreement, as amended. For income tax purposes, the Partnership allocates net income or net loss in accordance with the provisions of such agreement. The Restated Agreement, as amended, requires that upon dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

The following is a reconciliation between net income (loss) reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2001, 2000 and 1999:


                                                          2001       2000         1999
                                                   ------------  ---------  -----------

Net income (loss) . . . . . . . . . . . . . . . .  $(1,299,057)  $536,274   $1,118,389
 Write-down of loan receivable. . . . . . . . . .      266,875         --           --
      Bad debt expense   .                              58,257         --           --
 Write-down of investment securities -
         affiliate. . . . . . . . . . . . . . . .       90,774         --           --
 Financial statement depreciation in
          excess of (less than) tax depreciation.      (47,066)   183,187     (482,989)
 Deferred rental income . . . . . . . . . . . . .      (42,588)   (22,233)       3,632
 Other. . . . . . . . . . . . . . . . . . . . . .       27,486     85,282        9,472
                                                   ------------  ---------  -----------
Net income (loss) for federal income tax
 reporting purposes . . . . . . . . . . . . . . .  $  (945,319)  $782,510   $  648,504
                                                   ============  =========  ===========



The  principal  component  of "Other" consists of the difference between the tax
--------------------------------------------------------------------------------
and  financial  statement  gain  or  loss  on  equipment  disposals.
--------------------------------------------------------------------

The  following  is  a  reconciliation  between  partners'  capital  reported for
--------------------------------------------------------------------------------
financial  statement  and  federal  income  tax reporting purposes for the years
--------------------------------------------------------------------------------
ended  December  31,  2001  and  2000:
--------------------------------------



                                                                     2001          2000
                                                              ------------  ------------

Partners' capital. . . . . . . . . . . . . . . . . . . . . .  $ 8,900,816   $10,187,124
 Add back selling commissions and organization
    and offering costs . . . . . . . . . . . . . . . . . . .    2,323,619     2,323,619
 Unrealized loss on investment securities - affiliate. . . .           --        12,749
 Cumulative difference between federal income tax
    and financial statement income (loss). . . . . . . . . .   (3,389,010)   (3,742,748)
                                                              ------------  ------------
Partners' capital for federal income tax reporting purposes.  $ 7,835,425   $ 8,780,744
                                                              ============  ============



Unrealized  gain  on  investment  securities  and  cumulative difference between
--------------------------------------------------------------------------------
federal  income  tax  and  financial  statement  income  (loss) represent timing
--------------------------------------------------------------------------------
differences.
------------

NOTE  10  -  LEGAL  PROCEEDINGS
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

On August 20, 1998, the court preliminarily approved a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit was intended to be achieved and which, among other things, was at the time expected to reduce the burdens and expenses attendant to continuing litigation. Subsequently an Amended Stipulation of Settlement was approved by the court. The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships remained pending due, in part, to the complexity of the proposed settlement pertaining to this class. The settlement of the Partnership sub-class was premised on the consolidation of the Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company. The potential benefits and risks of the Consolidation were to be presented in a Solicitation Statement that would be mailed to all of the partners of the Exchange Partnerships as soon as the associated Securities and Exchange Commission review process was completed.


On May 15, 2001, Defendants' Counsel reported to the court that, notwithstanding the parties' best efforts, the review of the solicitation statement by the staff of the SEC in connection with the proposed settlement of the Class Action Lawsuit had not been completed. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement.

Plaintiffs' Counsel also reported that the SEC review has not been concluded and that they had notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intended to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Subsequently, the court issued an order setting a trial date of March 4, 2002, referring the case to mediation and referring discovery to a magistrate judge.

The Defendant's and Plaintiff's Counsel continued to negotiate toward a settlement and have reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement") that does not involve a Consolidation. As part of the Revised Settlement, EFG has agreed to buy the loans made by the Exchange
Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. The Revised Settlement also provides for the liquidation of the Exchange Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter. The Partnership's share of legal fees and expenses related to the Class Action Lawsuit and the Consolidation was estimated to be approximately $496,000, of which approximately $316,000 was expensed by the Partnership in 1998 and additional amounts of $89,000, $41,000, and $50,000 were expensed by the Partnership in 2001, 2000, and 1999, respectively.


NOTE  11  -  QUARTERLY  RESULTS  OF  OPERATIONS  (Unaudited)
------------------------------------------------------------

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                         Three Months Ended


                                               March 31,    June 30,    September 30,    December 31,      Total
                                               ----------  ----------  ---------------  --------------  ------------
                                                     2001
                                               ----------

Total operating and sales-type lease revenue.  $  383,288  $ 553,150   $      332,797   $     289,133   $ 1,558,368
Net income (loss) . . . . . . . . . . . . . .     181,224   (970,714)        (268,510)       (241,057)   (1,299,057)
Net income (loss) per
  limited partnership unit. . . . . . . . . .        0.21      (1.11)           (0.31)          (0.28)        (1.49)

                                                     2000
                                               ----------

Total operating and sales-type lease revenue.  $  355,850  $ 373,877   $      324,219   $     421,641   $ 1,475,587
Net income (loss) . . . . . . . . . . . . . .      85,934    228,591          (51,803)        273,552       536,274
Net income (loss) per
  limited partnership unit. . . . . . . . . .        0.10       0.26            (0.06)           0.31          0.61



The Partnership's net loss in the three months ended June 30, 2001, is primarily the result of a write-down of the impaired loan and interest receivable from Echelon Residential Holdings and a write-down of equipment of $761,890 and $280,000, respectively.

                        ADDITIONAL FINANCIAL INFORMATION

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

         SCHEDULE OF EXCESS (DEFICIENCY) OF TOTAL CASH GENERATED TO COST
                              OF EQUIPMENT DISPOSED

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


The Partnership classifies all rents from leasing equipment as lease revenue. Upon expiration of the primary lease terms, equipment may be sold, rented on a month-to-month basis or re-leased for a defined period under a new or extended lease agreement. The proceeds generated from selling or re-leasing the equipment, in addition to any month-to-month revenue, represent the total residual value realized for each item of equipment. Therefore, the financial statement gain or loss, which reflects the difference between the net book value of the equipment at the time of sale or disposition and the proceeds realized upon sale or disposition may not reflect the aggregate residual proceeds realized by the Partnership for such equipment.

The following is a summary of cash excess associated with equipment dispositions occurring in the years ended December 31, 2001, 2000 and 1999.



                                                   2001       2000        1999
                                                 --------  ----------  ----------
Rents earned prior to disposal of
  equipment, net of interest charges             $395,791  $3,268,440  $2,730,799

Sale proceeds realized upon
  disposition of equipment                         15,146     442,177     428,377
                                                 --------  ----------  ----------

Total cash generated from rents
  and equipment sale proceeds                     410,937   3,710,617   3,159,176

Original acquisition cost of equipment disposed   296,606   2,925,539   2,082,078
                                                 --------  ----------  ----------

Excess of total cash generated to cost
  of equipment disposed                          $114,331  $  785,078  $1,077,098
                                                 ========  ==========  ==========

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

            STATEMENT OF CASH AND DISTRIBUTABLE CASH FROM OPERATIONS,
                             SALES AND REFINANCINGS

                      FOR THE YEAR ENDED DECEMBER 31, 2001





                                                             .          Sales and
                                                         Operations   Refinancings      Total
                                                        ------------  -------------  ------------
Net income (loss)                                       $(1,314,203)  $      15,146  $(1,299,057)

Add:
  Depreciation                                              670,073               -      670,073
  Collections on investment in sales-type lease             313,020               -      313,020
  Bad debt expense                                           58,257               -       58,257
  Write-down of equipment                                   324,000               -      324,000
  Management fees                                            87,396               -       87,396
  Write-down of impaired loan and interest receivable       761,890               -      761,890
  Write-down of investment securities - affiliate            90,774               -       90,774
  Book value of disposed equipment                                -               -            -
Less:
  Sales-type lease revenue                                  (17,781)              -      (17,781)
  Principal reduction of notes payable                   (2,123,954)              -   (2,123,954)
                                                        ------------  -------------  ------------
  Cash from operations, sales and refinancings           (1,150,528)         15,146   (1,135,382)

Less:
  Management fees                                           (87,396)              -      (87,396)
                                                        ------------  -------------  ------------

  Distributable cash from operations,
    sales and refinancings                               (1,237,924)         15,146   (1,222,778)

Other sources and uses of cash:
  Cash and cash equivalents at beginning of year          1,887,541               -    1,887,541
  Net change in receivables and accruals                     78,122               -       78,122
  Net proceeds from notes payable refinancing                     -       1,862,028    1,862,028
                                                        ------------  -------------  ------------

Cash and cash equivalents at end of year                $   727,739   $   1,877,174  $ 2,604,913
                                                        ============  =============  ============

                            AMERICAN INCOME FUND I-D,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                       SCHEDULE OF COSTS REIMBURSED TO THE
                 GENERAL PARTNER AND ITS AFFILIATES AS REQUIRED
                   BY SECTION 9.4 OF THE AMENDED AND RESTATED
                AGREEMENT AND CERTIFICATE OF LIMITED PARTNERSHIP

                      FOR THE YEAR ENDED DECEMBER 31, 2001


For the year ended December 31, 2001, the Partnership reimbursed the General Partner and its Affiliates for the following costs:


     Operating  expenses     $     912,487

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

None.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Partnership.
---------------------------------------------------------------------

     (a-b)  Identification  of  Directors  and  Executive  Officers

The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing VI Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties. The Limited Partners have no right to participate in the control of the Partnership's general operations, but they do have certain voting rights, as described in Item 12 herein. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 2002 are as follows:

DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  GENERAL  PARTNER  (See  Item  13)
-------------------------------------------------------------------------------


                  Name                     Title                      Age    Term
----------------------  --------------------------------------------  ---  ---------
Geoffrey A. MacDonald   Chairman of the general                         .  Until a
..                       partner of EFG and a Director                   .  successor
..                       of the General Partner                         53  is duly
..                                                                  .    .  elected
Gary D. Engle           President and Chief Executive                   .  and
..                       Officer of the general partner of EFG           .  qualified
..                       and President and a Director                    .
..                       of the General Partner                         53

Michael J. Butterfield  Executive Vice President and Chief
..                       Operating Officer of the general partner
..                       of EFG and Treasurer of the General Partner    42

Gail D. Ofgant          Senior Vice President, Lease Operations
..                       of the general partner of EFG and
..                       Senior Vice President of the General Partner   36


     (c)  Identification  of  Certain  Significant  Persons
-----------------------------------------------------------

None.
-----

     (d)  Family  Relationship
------------------------------

No  family relationship exists among any of the foregoing Partners, Directors or
--------------------------------------------------------------------------------
Executive  Officers.
--------------------

 (e)  Business  Experience
--------------------------

Mr. MacDonald, age 53, has been a Director of the General Partner since 1990 and
--------------------------------------------------------------------------------
also  served  as  its President from 1990 through August 2001.  Mr. MacDonald is
--------------------------------------------------------------------------------
also  Chairman  of  the Board of the general partner of EFG.  Mr. McDonald was a
--------------------------------------------------------------------------------
co-founder  of  EFG's predecessor, American Finance Group, which was established
--------------------------------------------------------------------------------
in  1980.  Mr.  MacDonald  is  a  member  of  the  Board  of Managers of Echelon
--------------------------------------------------------------------------------
Development  Holdings  LLC   Prior  to  co-founding  American Finance Group, Mr.
--------------------------------------------------------------------------------
MacDonald  held  various  positions  in  the  equipment leasing industry and the
--------------------------------------------------------------------------------
ethical  pharmaceutical  industry with Eli Lilly & Company.  Mr. MacDonald holds
--------------------------------------------------------------------------------
an  M.B.A.  from  Boston  College  and  a  B.A.  degree  from  the University of
--------------------------------------------------------------------------------
Massachusetts  (Amherst).
-------------------------

Mr.  Engle,  age  53,  is Director and President of the General Partner and sole
--------------------------------------------------------------------------------
shareholder,  Director,  President  and  Chief  Executive  Officer  of  Equis
-----------------------------------------------------------------------------
Corporation,  the general partner of EFG.   Mr. Engle is also Chairman and Chief
--------------------------------------------------------------------------------
Executive  Officer  of Semele Group Inc. ("Semele") and a member of the Board of
--------------------------------------------------------------------------------
Managers  of  Echelon  Development Holdings LLC.  Mr. Engle controls the general
--------------------------------------------------------------------------------
partners  of  Atlantic  Acquisition  Limited  Partnership ("AALP") and Old North
--------------------------------------------------------------------------------
Capital  Limited  Partnership ("ONC"). Mr. Engle joined EFG in 1990 and acquired
--------------------------------------------------------------------------------
control of EFG and its subsidiaries in December 1994.  Mr. Engle co-founded Cobb
--------------------------------------------------------------------------------
Partners Development, Inc., a real estate and mortgage banking company, where he
--------------------------------------------------------------------------------
was a principal from 1987 to 1989.  From 1980 to 1987, Mr. Engle was Senior Vice
--------------------------------------------------------------------------------
President  and  Chief  Financial Officer of Arvida Disney Company, a large-scale
--------------------------------------------------------------------------------
community development organization owned by Walt Disney Company.  Prior to 1980,
--------------------------------------------------------------------------------
Mr.  Engle  served  in various management consulting and institutional brokerage
--------------------------------------------------------------------------------
capacities.  Mr.  Engle  has an M.B.A. degree from Harvard University and a B.S.
--------------------------------------------------------------------------------
degree  from  the  University  of  Massachusetts  (Amherst).
------------------------------------------------------------

Mr.  Butterfield,  age  42, has served as Treasurer of the General Partner since
--------------------------------------------------------------------------------
1996.  Joining  EFG  in  June  1992, Mr. Butterfield is currently Executive Vice
--------------------------------------------------------------------------------
President,  Chief  Operating Officer, Treasurer and Clerk of the general partner
--------------------------------------------------------------------------------
of EFG.  Mr. Butterfield is also Chief Financial Officer and Treasurer of Semele
--------------------------------------------------------------------------------
and  Vice  President, Finance and Clerk of Equis/Echelon Management Corporation,
--------------------------------------------------------------------------------
the  manager  of Echelon Residential LLC.  Prior to joining EFG, Mr. Butterfield
--------------------------------------------------------------------------------
was  an  audit  manager  with  Ernst  & Young LLP, which he joined in 1987.  Mr.
--------------------------------------------------------------------------------
Butterfield was also employed in public accounting and industry positions in New
--------------------------------------------------------------------------------
Zealand  and  London  (UK)  prior  to  coming  to the United States in 1987. Mr.
--------------------------------------------------------------------------------
Butterfield  attained  his  Associate Chartered Accountant (A.C.A.) professional
--------------------------------------------------------------------------------
qualification  in  New  Zealand and has completed his C.P.A. requirements in the
--------------------------------------------------------------------------------
United  States.  Mr.  Butterfield  holds  a Bachelor of Commerce degree from the
--------------------------------------------------------------------------------
University  of  Otago,  Dunedin,  New  Zealand.
-----------------------------------------------

Ms.  Ofgant,  age 36, has served as Senior Vice President of the General Partner
--------------------------------------------------------------------------------
since  1998.  Ms.  Ofgant  joined EFG in July 1989 and held various positions in
--------------------------------------------------------------------------------
the organization before becoming Senior Vice President of the general partner of
--------------------------------------------------------------------------------
EFG  in  1998.  Ms.  Ofgant  is  Senior  Vice  President  and Assistant Clerk of
--------------------------------------------------------------------------------
Equis/Echelon  Management  Corporation,  the manager of Echelon Residential LLC.
--------------------------------------------------------------------------------
From  1987  to  1989, Ms. Ofgant was employed by Security Pacific National Trust
--------------------------------------------------------------------------------
Company.  Ms.  Ofgant  holds  a  B.S.  degree  from  Providence  College.
-------------------------------------------------------------------------

     (f)  Involvement  in  Certain  Legal  Proceedings
------------------------------------------------------

None.
-----

     (g)  Promoters  and  Control  Persons
------------------------------------------

Not  applicable.
----------------

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 829,521.30 outstanding Units as of March 15, 2002.

The  ownership  and  organization  of EFG is described in Item 1 of this report.

Item  13.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

     (a)  Transactions  with  Management  and  Others

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2001, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                       2001      2000      1999
                                 ----------  --------  --------

Equipment management fees . . .  $   87,396  $ 70,654  $113,344
Administrative charges. . . . .      90,321   135,849   118,693
Reimbursable operating expenses
   due to third parties . . . .   1,000,991   620,027   385,854
                                 ----------  --------  --------

 Total                           $1,178,708  $826,530  $617,891
                                 ==========  ========  ========



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

As a result of an exchange in 1997, the Partnership is the beneficial owner of 40,797 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $898,405. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. For further discussion, see Note 6, "Investment Securities - Affiliate and Note Receivable - Affiliate to the financial statements included in Item 8 herein and Item 10. Management believes fair value of the Semele Note approximates its carrying value.

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

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 2001, the Partnership was owed $50,494 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2002.

Certain affiliates of the General Partner own Units in the Partnership as follows:

                                          Number of    Percent of Total
Affiliate                                 Units Owned  Outstanding Units

Atlantic Acquisition Limited Partnership       35,049               4.23%
----------------------------------------  -----------  ------------------

Old North Capital Limited Partnership           1,511               0.18%
----------------------------------------  -----------  ------------------


Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC") are both Massachusetts limited partnerships formed in 1995. The general partners of AALP and ONC are controlled by Gary D. Engle. EFG owns limited partnership interests, representing substantially all of the economic benefit, of AALP and the limited partnership interests in ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele, President and Chief Executive Officer of the general partner of EFG and sole shareholder and Director of EFG's general partner. James A. Coyne, Executive Vice President of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

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

PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------------------------------------------------------------------------------

     (a)  Documents  filed  as  part  of  this  report:

     (1)     All  Financial  Statements:

          The financial statements are filed as part of this report under Item 8 "Financial Statements and Supplementary Data".

     (2)     Financial  Statement  Schedules:

          Schedule  II  -  Valuation  and  Qualifying  Accounts:

Allowance for rents receivable
---------------------------------
   Balance at December 31, 2000    $      -
   Additions to allowance            58,257
                                   --------
   Balance at December 31, 2001    $ 58,257
                                   ========

Allowance for interest receivable
---------------------------------
   Balance at December 31, 2000    $      -
   Additions to allowance           495,015
                                   --------
   Balance at December 31, 2001    $495,015
                                   ========

Allowance for loan receivable
---------------------------------
   Balance at December 31, 2000    $      -
   Additions to allowance           266,875
                                   --------
   Balance at December 31, 2001    $266,875
                                   ========



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

     2.6 Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5, 2000) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as
Exhibit  2.6  and  is  incorporated  herein  by  reference.

     2.7 Proposed Order Granting Joint Motion to Continue Final Approval Settlement Hearing (March 13, 2001) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 2.7 and is incorporated herein by reference.

     2.8 Order Setting Trial Date and Discovery Deadlines, Referring Case to Mediation and Referring Discovery to United States Magistrate Judge (June 4,
2001) was filed in the Registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 2000 as Exhibit 2.8 and is incorporated herein by reference.

2.9 Plaintiffs' and Defendants' Joint Motion for Preliminary Approval of Revised Stipulation of Settlement and request for hearing is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as
Exhibit  2.9  and  is  included  herein.

2.10 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion for Preliminary Approval of Revised Stipulation of Settlement is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as
Exhibit  2.10  and  is  included  herein.

2.11 Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed
Settlement (March 1, 2002) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 2.11 and is included herein.

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

          10.2 Pledge Agreement dated March 8, 2000 between Echelon Residential Holdings LLC (Pledgor) and American Income Partners V-A Limited Partnership, as Agent for itself and the Registrant, was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as
Exhibit  10.2  and  is  incorporated  herein  by  reference.

          10.3     Promissory  Note  from  Semele  Group Inc. (formerly known as
Banyan Strategic Land Fund II), dated May 31, 1997 was filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as
Exhibit  10.3  and  is  incorporated  herein  by  reference.

          10.4 The First Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated March 21, 2000 was filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31,2000 as Exhibit 10.4 and is incorporated herein by reference.

          10.5 The Second Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated March 12, 2001 was filed as in the Registrant's Annual Report on Form 10-K for the year ended
December  31,  2000  as  Exhibit  10.5  and is incorporated herein by reference.

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

     99(j)          Lease agreement with Air Slovakia BWJ, Ltd. was filed in the
Registrant's  Annual Report on Form 10-K for the year ended December 31, 2000 as
Exhibit  99  (j)  and  is  incorporated  herein  by  reference.

     99(k)     Lease  agreement  with Aerovias de Mexico, S.A. de C.V. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 99 (k) and is incorporated herein by reference.

     99(l)          Aircraft Conditional Sale agreement with Royal Aviation Inc.
was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 99 (l) and is incorporated herein by reference.

     99  (m)     Lease agreement with Aerovias De Mexico, S.A. de C.V. was filed in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 as Exhibit 1 and is incorporated herein by reference.

     99  (n)     Lease  agreement  with  Air  Slovakia BWJ, Ltd. is filed in the
Registrant's  Annual Report on Form 10-K for the year ended December 31, 2001 as
Exhibit  99  (n)  and  is  included  herein.

(b)       Reports  on  Form  8-K

None.

(c)           Other  Exhibits

None.

(d)          Financial  Statement  Schedules:

     Consolidated Financial Statements for Echelon Residential Holdings LLC as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and for the period March 8, 2000 (Date of Inception) through December 31, 2000 and
Independent  Auditors'  Report.

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


          AMERICAN INCOME FUND I-D, a Massachusetts Limited Partnership


     By:  AFG  Leasing  VI  Incorporated,
     a  Massachusetts  corporation  and  the
     General  Partner  of  the  Registrant.






By: /s/   Geoffrey A. MacDonald                        By: /s/   Gary D. Engle
-----------------------------------------------------  --------------------------------------
Geoffrey A. MacDonald                                  Gary D. Engle
Chairman of the general partner of EFG                 President and Chief Executive Officer
and a Director of the General Partner                  of the general partner of EFG,
..                                                      and President and a Director of
..                                                      the General Partner
..                                                      (Principal Executive Officer)




Date: March 29, 2002                                   Date: March 29, 2002
-----------------------------------------------------  --------------------------------------




By: /s/   Michael J. Butterfield
-----------------------------------------------------
Michael J. Butterfield
Executive Vice President and Chief Operating Officer
of the general partner of EFG and Treasurer
of the General Partner
(Principal Financial and Accounting Officer)



Date: March 29, 2002
-----------------------------------------------------